Form 10QSB
period 1995-09-30
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1995-11-13
CIK 835411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995

                       Commission File Number 33-22692-A


                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
     A FLORIDA CORPORATION - I.R.S. EMPLOYER IDENTIFICATION NO. 65-0051022


                              10570 U.S. One South
                        Port St. Lucie, Florida   34952


                           Issuer's Telephone Number:
                                 (407) 337-1188

Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        Yes      X        No
                            -----------      -----------


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995:

                Common Stock,  $.01 par value -- 672,352 shares
                -----------------------------------------------

                 Transitional Small Business Disclosure Format:

                       Yes                No      X
                          ------------         -------------

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES



                                     INDEX
                                     -----


                                                                                                        PAGE
                                                                                                       NUMBER

PART I:  Financial Information

Item 1:  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 1995
         and December 31, 1994                                                                             1

         Condensed Consolidated Statements of Earnings for the nine months ended and the
         three months ended September 30, 1995 and 1994                                                    2

         Condensed Consolidated Statements of Shareholders' Equity for the nine months
         ended September 30, 1995 and 1994                                                                 3

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1995 and 1994                                                                       4

         Notes to Condensed Consolidated Financial Statements                                            5-8

Item 2:  Management's Discussion and Analysis or Plan of Operation                                      9-16


PART II:  Other Information                                                                               17

Signatures                                                                                                18

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except for share data)
                 ---------------------------------------------

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                         1995           1994
                                                                                     ------------    -----------
Assets
-----
  Cash and due from banks                                                              $  2,737         2,742
  Federal Funds Sold                                                                      7,290           ---

  Investment securities available for sale                                               16,556        17,344

  Loans held for sale, net of deferred loan origination fees (estimated
    market values of $4,189 and $722, respectively)                                       4,090           712

  Investment securities held to maturity (estimated market values of $9,723
    and $10,176, respectively)                                                            9,714        10,659

  Loans                                                                                  82,109        62,714
  Less:  Allowance for loan losses                                                         (845)         (699)
             Net deferred loan origination fees and costs                                  (105)         (187)
                                                                                       --------        ------
             Net loans                                                                   81,159        61,828

  Other real estate owned                                                                   ---           217
  Premises and equipment, net                                                             1,212           965
  Other assets                                                                            1,675         1,836
                                                                                       --------        ------
             Total assets                                                              $124,433        96,303
                                                                                       ========        ======
 Liabilities and Shareholders' Equity
 ------------------------------------
 Liabilities:
    Deposits:
      Noninterest bearing demand                                                       $ 14,855        16,215
      Interest bearing:
          Demand                                                                         20,941        10,636
          Money market                                                                    6,034         7,196
          Savings                                                                        16,056         6,427
          Time                                                                           54,074        46,209
                                                                                        --------        ------
             Total deposits                                                             111,960        86,683

    Federal funds purchased                                                                 ---           900
    Other borrowed funds                                                                  2,000           ---
    Other liabilities                                                                     1,975         1,329
                                                                                       --------        ------
             Total liabilities                                                          115,935        88,912
                                                                                       --------        ------
   Shareholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares; issued
      and outstanding 672,352 and 610,434, respectively                                       7             6
    Additional paid-in capital                                                            7,027         6,165
    Retained earnings                                                                     1,710         1,992
    Unrealized losses on investment securities available for sale, net                     (246)         (772)
                                                                                       --------        ------
             Total shareholders' equity                                                   8,498         7,391
                                                                                       --------        ------
             Total liabilities and shareholders' equity                                $124,433        96,303
                                                                                       ========        ======

See accompanying notes to condensed consolidated financial statements

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in Thousands, except per share data)
                 ---------------------------------------------


                                                                           Nine Months Ended            Three Months Ended
                                                                     September 30,   September 30,    September 30,   September 30,
                                                                         1995            1994              1995          1994
                                                                     -------------   -------------    -------------   -------------
Interest income:
  Loans, including fees:
    Taxable loans                                                       $4,294          2,476             1,632           971
    Tax-exempt loans                                                        36             30                12            11
  Loans held for sale                                                      136            178                79            42

  Investment securities:
    Taxable investment securities                                          334            219               102           109
    Tax-exempt investment securities                                       122            109                41            41
  Investment securities available for sale                                 946          1,055               300           326
  Federal funds sold                                                        87             28                 4            10
                                                                        ------          -----             -----         -----
          Total interest income                                          5,955          4,095             2,170         1,510

Interest expense:
  Deposits                                                               3,041          1,438             1,101           524
  Other                                                                     47             44                44            21
                                                                        ------          -----             -----         -----
          Total interest expense                                         3,088          1,482             1,145           545
                                                                        ------          -----             -----         -----
          Net interest income                                            2,867          2,613             1,025           965

Provision for loan losses                                                  164            122                68            54
                                                                        ------          -----             -----         -----
          Net interest income after provision for loan losses            2,703          2,491               957           911
                                                                        ------          -----             -----         -----

Noninterest income:
  Service charge on deposit accounts                                       428            314               176           105
  Gain on sale of loans held for sale                                       84             47                55             1
  (Loss) gain on sale of other real estate owned                           (13)             6               (14)            3
  (Loss) gain on sale of investment securities available for sale          (24)            12               (24)           (3)
  Other fees for customer services                                         239            206               101            66
                                                                        ------          -----             -----         -----
          Total noninterest income                                         714            585               294           172
                                                                        ------          -----             -----         -----

Noninterest expense:
  Compensation and employee benefits                                     1,235            884               435           313
  Occupancy                                                                221            157                88            53
  Furniture and equipment                                                  154             83                62            33
  Other                                                                    971            848               309           291
                                                                        ------          -----             -----         -----
          Total noninterest expense                                      2,581          1,972               894           690
                                                                        ------          -----             -----         -----

Net income before income taxes                                             836          1,104               357           393
Income tax expense                                                         263            383               117           135
                                                                        ------          -----             -----         -----
Net income                                                              $  573            721               240           258
                                                                        ======          =====             =====         =====
Net income per common share                                             $ 0.85           1.07              0.36          0.38
                                                                        ======          =====             =====         =====
Average common shares outstanding                                          672            672               672           672
                                                                        ======          =====             =====         =====

See accompanying notes to condensed consolidated financial statements

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (Amounts in Thousands)
                            ----------------------

                                                                                                    Unrealized
                                                                                                   gains (losses)
                                                                                                   on Investment
                                                              Common Stock        Additional         Securities        Total
                                                           -----------------  Paid-in   Retained     Available      Shareholders'
                                                           Shares    Amount   Capital   Earnings     for Sale         Equity
                                                           ------   -------   -------   --------   -------------    -------------
Balance at December 31, 1994                                 610    $    6     6,165     1,992          (772)         7,391

Unrealized gains on investment
  securities available for sale, net of tax
  effect                                                    ---        ---       ---       ---           526            526

Options and warrants exercised                                1        ---         8       ---           ---              8

10% Common Stock Dividend                                    61          1       854      (855)          ---            ---

Net income                                                  ---        ---       ---       573           ---            573
                                                            ---     ------     -----     -----          ----          -----
BALANCE AT SEPTEMBER 30, 1995                               672     $    7     7,027     1,710          -246          8,498
                                                            ===     ======     =====     =====          ====          =====

Balance at December 31, 1993                                607     $    6     6,125     1,175           110          7,416

Unrealized losses on investment
  securities available for sale, net of tax effect          ---        ---       ---       ---          (674)          (674)

Options and warrants exercised                                3        ---        40       ---           ---             40

Dividends paid                                              ---        ---       ---      (183)          ---           (183)

Net income                                                  ---        ---       ---       721           ---            721
                                                            ---     ------     -----     -----          ----          -----

BALANCE AT SEPTEMBER 30, 1994                               610     $    6     6,165     1,713          (564)         7,320
                                                            ===     ======     =====     =====          ====          =====


See accompanying notes to condensed consolidated financial statements

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                            ----------------------


                                                                                                           Nine Months Ended
                                                                                                      September 30,    September 30,

                                                                                                          1995             1994
                                                                                                      ------------     -------------

Cash flow from operating activities:
  Net income                                                                                            $    573            721
    Adjustments to reconcile net income to net cash used by operating activities:
        Provision for loan losses                                                                            164            122
        Depreciation                                                                                         146             96
        Amortization of organization costs                                                                   ---              6
        Deferred loan origination fees and costs, net of amortization                                        (82)           165
        Loss on sale of other real estate owned                                                               13            ---
        Loss on sale of investment securities available for sale                                              24            ---
        Purchase of loans held for sale                                                                  (27,287)       (46,052)
        Origination of loans held for sale                                                                (7,804)        (1,959)
        Proceeds from the sale of loans held for sale                                                     31,700         51,616
        Increase in other assets                                                                            (168)          (398)
        Increase in other liabilities                                                                        646            442
                                                                                                        --------        -------
          Net cash provided (used) by operating activities                                                (2,075)         4,759
                                                                                                        --------        -------

Cash flow from investing activities:
    Purchase of investment securities held to maturity                                                       ---         (4,771)
    Proceeds from maturities of investment securities held to maturity                                       945            ---
    Purchase of investment securities available for sale                                                  (5,918)        (4,523)

    Proceeds from maturities of investment securities available for sale                                   3,095          3,959
    Proceeds from sale of investment securities available for sale                                         4,430          6,973
    Loans originated, net of repayments                                                                  (19,272)       (14,293)

    Purchase of premises and equipment                                                                      (393)           (74)
    Proceeds from sale of other real estate owned                                                             88             65
                                                                                                        --------        -------
          Net cash used by investing activities                                                          (17,025)       (12,664)
                                                                                                        --------        -------
Cash flow from financing activities:
    Net increase in deposit accounts                                                                      25,277           (370)
    Increase (decrease) in federal funds purchased                                                          (900)         3,225
    Increase (decrease) in other borrowed funds                                                            2,000          4,500
    Issuance of common stock                                                                                   8             40
    Cash Dividends paid                                                                                      ---           (183)
                                                                                                        --------        -------
          Net cash provided by financing activities                                                       26,385          7,212
                                                                                                        --------        -------
          Net increase (decrease) in cash and cash equivalents                                             7,285           (693)

Cash and cash equivalents at beginning of period                                                           2,742          3,126
                                                                                                        --------        -------
Cash and cash equivalents at end of period                                                              $ 10,027          2,433
                                                                                                        ========        =======

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                                            $  2,985          1,416
    Income taxes                                                                                             151            433
  Noncash investment and financing activities:
    Loans to facilitate the sale of other real estate owned                                                  123             66
    Decrease (increase) in unrealized loss on investments securities available for sale                      843           (389)
    Reclassification of loans to other real estate owned                                                     ---             90

    Assumption of liabilities in connection with acquisition of other real estate owned                      ---            102

See accompanying notes to condensed consolidated financial statements

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

(1) GENERAL
    -------

The unaudited condensed consolidated interim financial statements for Port St. Lucie National Bank Holding Corp. ("the Company") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results of operations, cash flows and financial position for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's annual report and Form 10-KSB for the year ended December 31, 1994.

(2) INVESTMENT SECURITIES HELD TO MATURITY
    --------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of investment securities held to maturity follows:

                                                     September 30, 1995
                                      ---------------------------------------------------
                                                       Gross          Gross     Estimated
                                       Amortized     Unrealized    Unrealized     Market
                                         Cost          Gains         Losses       Value
                                      ----------    ----------     ----------   ---------
U.S. Treasury securities               $ 3,814             4            38        3,780
Securities of other U.S.
 Government Agencies                     2,000            18           ---        2,018
Municipal securities                     3,351            40            15        3,376
                                       -------           ---           ---       ------
   Total debt securities                 9,165            62            53        9,174

Federal Home Loan Bank stock               399           ---           ---          399
Federal Reserve stock                      150           ---           ---          150
                                       -------          ----           ---       ------
   Total                               $ 9,714            62            53        9,723
                                       =======          ====           ===       ======

                                                     December 31, 1994
                                      ---------------------------------------------------
                                                       Gross          Gross     Estimated
                                       Amortized     Unrealized    Unrealized     Market
                                         Cost          Gains         Losses       Value
                                      ----------    ----------     ----------   ---------


U.S. Treasury securities               $ 3,834         ---             217        3,617
Securities of other U.S.
 Government Agencies                     3,000         ---              95        2,905
Municipal securities                     3,362         ---             171        3,191
                                       -------         ---             ---       ------
   Total debt securities                10,196         ---             483        9,713

Federal Home Loan Bank stock               313         ---             ---          313
Federal Reserve stock                      150         ---             ---          150
                                       -------         ---             ---       ------
  Total                                $10,659         ---             483       10,176
                                       =======         ===             ===       ======

The amortized cost and estimated market value of investment securities held to maturity at September 30, 1995, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

                                                       Estimated
                                            Amortized   Market
                                              Cost       Value
                                            ---------  ---------

            Due after one year through
              five years                      $5,291      5,268
            Due after five years through
              ten years                        3,634      3,659
            Due after ten years                  240        247
                                              ------      -----
                 Total debt securities        $9,165      9,174
                                              ======      =====

At September 30, 1995 and December 31, 1994, investment securities held to maturity with an amortized cost of $6,781 and $3,957, respectively, and a market value of $6,891 and $3,721, respectively, were pledged as collateral for municipal deposits. Port St. Lucie National Bank's (the Bank) pledging requirement on average municipal deposits up to the Bank's capital position ($7,888 as of September 30, 1995) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(3) INVESTMENT SECURITIES AVAILABLE FOR SALE
    ----------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of investment securities available for sale follows:

                                                    September 30, 1995
                                      ---------------------------------------------------
                                                       Gross          Gross     Estimated
                                       Amortized     Unrealized    Unrealized     Market
                                         Cost          Gains         Losses       Value
                                      ----------    ----------     ----------   ---------
Securities of other U.S.
 Government Agencies                   $ 5,949           2              90         5,861
FHLMC/FNMA Mortgage
 backed securities                      11,001          18             324        10,695
                                       -------          --           -----        ------
   Total                               $16,950          20             414        16,556
                                       =======          ==           =====        ======

                                                      December 31, 1994
                                      ---------------------------------------------------
                                                       Gross          Gross     Estimated
                                       Amortized     Unrealized    Unrealized     Market
                                         Cost          Gains         Losses       Value
                                      ----------    ----------     ----------   ---------
Securities of other U.S.
 Government Agencies                   $ 8,178           2             518         7,662
FHLMC/FNMA Mortgage
 backed securities                      10,403          --             721         9,682
                                       -------          --           -----        ------
  Total                                $18,581           2           1,239        17,344
                                       =======          ==           =====        ======

The amortized cost and estimated market value of investment securities available for sale at September 30, 1995, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

                                                        Estimated
                                            Amortized     Market
                                              Cost        Value
                                            ---------   ---------
              Due after one year through
               five years                     $ 5,949      5,861
                                              -------     ------

              Mortgage backed securities       11,001     10,695
                                              -------     ------

                                              $16,950     16,556
                                              =======     ======

During the nine months ended September 30, 1995, there were $4,454 in sales of investment securities available for sale. During this same period, $24 in losses were realized from the sale of investment securities available for sale.

At September 30, 1995 and December 31, 1994, investment securities available for sale with an amortized cost of $7,870 and $4,494, respectively, and a market value of $7,781 and $4,216, respectively, were pledged as collateral for municipal deposits. The Bank's pledging requirement on average municipal deposits up to the Bank's capital position ($7,888 as of September 30, 1995) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(4) LOANS
    -----

An analysis of loans follows:

                                      September 30,  December 31,
                                           1995          1994
                                      -------------  ------------
 Real Estate:
  Construction                          $ 3,509         4,771
  Loans on primary residences            45,701        33,645
  Other                                  12,143         9,730
 Commercial                               8,336         6,634
 Loans to individuals:
  Installment                            11,013         6,424
  Other personal and business loans         607           710
 Tax exempt loans                           800           800
                                        -------        ------
   Total                                $82,109        62,714
                                        =======        ======

At September 30, 1995, real estate-construction loans were comprised of $2,258 in single family residential loans and $1,251 in commercial real estate loans. As of December 31, 1994, real estate-construction loans were comprised of $3,580 in single family residential loans and $1,191 in commercial real estate loans.

At September 30, 1995 and December 31, 1994, loans to directors, executive officers, and principal shareholders aggregated $2,334 and $1,691, respectively. Total unfunded commitments to this group at September 30, 1995 and December 31, 1994 aggregated $989 and $887, respectively.

(5) OTHER REAL ESTATE OWNED
    -----------------------

Other real estate owned represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on real estate mortgage loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is valued at the lower of cost or fair value less costs to dispose. Any write-downs at date of acquisition are charged to the allowance
for  loan  losses.   Expenses  incurred  in

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                            ----------------------


maintaining assets and subsequent write-downs to reflect declines in the fair value of the property are included in other operating expenses.

Changes in Other Real Estate Owned
----------------------------------

                                            Nine months
                                               ended        Year ended
                                           September 30,   December 31,
                                                1995           1994
                                           --------------  -------------

          Beginning balance                    $ 217             90
               Sales                            (213)           (65)
               Insubstance foreclosures          ---            192
               Other                              (4)           ---
                                                 ---            ---
          Ending balance                       $ ---            217
                                               =====           ====


Distribution of Other Real Estate Owned by Type
-----------------------------------------------

                                           September 30,    December 31,
                                                1995            1994
                                           -------------    ------------

         Residential home                        $ ---           192
         Undeveloped residential lots              ---            25
                                                 -----          ----
                                                 $ ---           217
                                                 =====          ====

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

OVERVIEW

Port St. Lucie National Bank Holding Company's (the "Company") total assets at September 30, 1995 were $124,433, an increase of $28,130 or 29.2% over December 31, 1994. Net income for the nine months ended September 30, 1995 was $573 as compared to $721 for the nine months ended September 30, 1994. Earnings for the nine months ended September 30, 1995 represent $0.85 per share as compared to $1.07 for the nine months ended September 30, 1994. Net income for the three months ended September 30, 1995 was $240 as compared to $258 for the three months ended September 30, 1994. Earnings for the three months ended September 30, 1995 represent $0.36 per share as compared to $0.38 for the three months ended September 30, 1994. On March 1, 1995, the Company declared and issued a 10% stock dividend. The stock dividend increased the outstanding shares from 610 to 672. The earnings per share for both comparison periods shown above have been restated to reflect the stock dividend.

On March 17, 1995, Port St. Lucie National Bank (the "Bank") opened its second branch office, a 4,300 square foot facility located in the rapidly growing St. Lucie West development in Port St. Lucie, Florida. The Bank also expanded its administrative offices, taking an additional 1,200 square feet in the same facility. This expansion had a direct impact on the Company's personnel, occupancy, premises and equipment and marketing expenses in 1995.

In February 1995, the Company's newly organized and approved mortgage banking company, Spirit Mortgage Corp., began doing business primarily outside of the market in which the Bank operates. This operation also impacted the Company's personnel, premises and equipment expenses in 1995. Income from loans originated for sale by Spirit Mortgage Corp. began in the second quarter of 1995, and is responsible for the majority of gain on loans held for sale reported in 1995. Future income levels will be dependant on interest rate environment and consumer demand.


EARNINGS ANALYSIS

     NET INTEREST INCOME

For the nine months ended September 30, 1995, interest income totaled $5,955, an increase of $1,860 or 45.4% over the nine months ended September 30, 1994. For the three months ended September 30, 1995, interest income totaled $2,170, an increase of $660 or 43.7% over the three months ended September 30, 1994. Loan growth of 53.9% from September 30, 1994 to September 30, 1995 and a 300 basis point increase in prime rate from February 1994 to January 1995 were primary factors in the increase during comparison periods. Interest expense for the nine months and three months ended September 30, 1995 was $3,088, an increase of $1,606 or 108.4%, and $1,145, ad increase of $600 or 110.1%, respectively. Time deposit growth of 53.2% during the twelve months ended September 30, 1995 coupled with existing time deposits repricing as much as 300 basis points higher were the primary contributors to the increase in interest expense.

Net interest income for the nine months ended September 30, 1995 was $2,867, an increase of $254 or 9.7% over the nine months ended September 30, 1994. Net interest income for the three months ended September 30, 1995 was $1,025, an increase of $60 or 6.2% over the three months ended September 30, 1994. The modest growth in net interest income in spite of strong loan and deposit growth can be primarily attributed to product mix. The loan category with the greatest growth during the twelve months ended September 30, 1995 was lower risk and yielding adjustable rate residential real estate loans with higher cost time deposits providing the majority of the deposit growth.

The net interest yield for the nine months ended September 30, 1995 was 3.68%, a decrease of 66 basis points over the nine months ended September 30, 1994. For the three months ended September 30, 1995, the net interest yield was 3.69%, a decrease of 89 basis points over the three months ended September 30,

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

1994. As discussed above, time deposits repricing more rapidly and at higher incremental rates than repricing earning assets decreased the net interest yield during the comparison periods. The Company is addressing the decline in net interest yield by emphasising higher yielding loans and lower cost deposits. In addition, lower yielding investment securities available for sale and held for sale real estate loans are being sold allowing higher cost deposits to run off without the need for replacement.

    NONINTEREST INCOME

Noninterest income was $714 for the nine months ended September 30, 1995. This represents a $129 or 22.1% increase over the nine months ended September 30, 1994. For the three months ended September 30, 1995, noninterest income was $294, a increase of $122 or 70.9% as compared to the three months ended September 30, 1994. The primary source of noninterest income in both comparison periods is service charges on deposit accounts. Service charges on deposit accounts totaled $428 for the nine months ended September 30, 1995, an increase of $114 or 36.3% over the nine months ended September 30, 1994. For the three months ended September 30, 1995, service charges on deposit accounts were $176, an increase of $71 or 67.6% over the three months ended September 30, 1994. The increase in service charges is primarily attributable to growth in transaction accounts and increases in selected service charge amounts which became effective on August 1, 1995.

During the nine months ended September 30, 1995, $7,138 of loans held for sale were sold resulting in gains of $84. During the three months ended September 30, 1995, $4,443 of loans held for sale were sold resulting in gains of $55. During the same comparison periods in 1994, the loans held for sale that were sold totaled $2,210 which resulted in gains of $47. The increase in loans sold is the result of new activity generated by Spirit Mortgage Corp. and by lower fixed mortgage rates in the second and third quarters. Spirit Mortgage Corp. originated $5,130 of the loans sold resulting in gains of $73, all in the second and third quarters. These fixed rate residential loans were sold to various correspondents servicing released and without recourse. The remaining $2,008 of loans sold were originated by the Bank and were sold without recourse to the Federal National Mortgage Association. The Company intends to emphasize this type of business the remainder of the year; however, future volume will depend on the direction and stability of interest rates during the remainder of the year.

Sales of investment securities available for sale totaled $4,454 for the nine months ended September 30, 1995. $24 in losses on sale of investment securities available for sale were realized, as compared with the $6,973 in sales of investment securities available for sale resulting in $12 in gains during the same period in 1994.

Other fees for customer services was $239 for the nine months ended September 30, 1995 as compared to $206 for the nine months ended September 30, 1994. For the three months ended September 30, 1995, other fees for customer services was $101, as compared to $66 for the three months ended September 30, 1994. The $33 increase in the nine month comparison period is primarily attributable to the improvement in the third quarter in service fees associated with the purchase of Federal Housing Administration (FHA) guaranteed real estate loans which are sold servicing released without recourse under commitment to specific secondary market lenders. This increase in fees is the direct result of increased demand for the fixed rate FHA guaranteed real estate loans in the third quarter, as compared to the other comparison periods. In addition, other loan fees associated with installment loans have increased, reflected in the 71% increase in loan growth since December 31, 1994.

     NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 1995 was $2,581, an increase of $609 or 30.9% over the nine months ended September 30, 1994. For the three months ended September 30, 1994 noninterest expense was $894, an increase of $204 or 29.6% over the three months September 30, 1994. This increase is attributable to increased personnel expenses, occupancy, furniture and equipment expenses

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

and other noninterest expenses. The increase in personnel expense is associated with additional staffing at the Bank for the new branch office and with staffing of the newly organized Spirit Mortgage Corp. The increases in occupancy, furniture and equipment expense is also associated with the new branch office opening and the expanded administrative offices. Increases in other noninterest expenses is primarily comprised of increased marketing expenses associated with the opening of the new office. In the third quarter, the FDIC announced that "well capitalized" banks would have their FDIC insurance premiums reduced from 23 basis points to 4 basis points beginning in the fourth quarter of 1995. In addition, a rebate of the 19 basis point difference for the months of June through September 1995 plus interest was paid by the FDIC in mid-September.
This rebate totaled $59 for the Company and is reflected in the third quarter 1995 noninterest expense.

     INCOME TAXES

The net income of $573 before income taxes for the nine months ended September 30, 1995, reflects a decrease of $148 over the nine months ended September 30, 1994. The resulting income tax expense of $263 for the nine month period is a decrease of $120 over the nine months ended September 30, 1994. For the three months ended September 30, 1995, net income before income taxes was $357, a decrease of $36 over the three months ended September 30, 1994. Income tax expense decreased primarily as a result of the decrease in income before income taxes and due to proportionally greater tax exempt income and state income tax deductions.


LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity and interest rate sensitivity positions are regularly examined and evaluated by management in conjunction with market interest rates, balance sheet composition and funding source requirements. While a balanced interest rate sensitivity position has been and continues to be maintained, a shift in balance sheet composition has had the impact of slowing net interest income growth in 1995. Management will continue its efforts to maintain a balanced interest rate sensitivity position and will monitor loan demand and time deposit growth in order to influence the changes in balance sheet composition necessary to maximize net income growth under prevailing conditions.

For financial institutions, liquidity represents the ability of the institution to meet both loans and other commitments as well as depositor withdrawals. Although deposit growth has exceeded loan growth by almost $6,000 to date in 1995, the current trend is the reverse. Should loan demand continue to exceed deposit growth, the Company will look to the sale of loans, the sale of investment securities or the use of specific borrowings as deemed prudent to support high quality, higher yielding loan growth.

At September 30, 1995, the Company had potential funding needs of $10,812 in outstanding loan commitments and $294 in standby letters of credit. In addition, volatile deposits consisted of $11,979 in time deposits of $100 or more and $7,988 in municipal deposits. Since these municipal deposits are not subject to maturity, the duration of these balance levels is not precisely known. The municipal deposits also require the pledge of qualified investment securities to the State of Florida in accordance with the Florida Security for Public Deposit Act. Based on the prior month's daily average balance of municipal deposits, a 50% pledge level is required up to the Bank's capital position and a 125% pledge level is required on balances in excess of the Bank's capital position.

To provide funds for these potential liquidity needs, the Company maintained cash equivalents at September 30, 1995, consisting of loans held for sale of $4,090, federal funds sold of $7,290, investment securities available for sale of $16,556, unfunded federal funds purchase commitments aggregating $4,000, and $19,000 in available funding from the Federal Home Loan Bank of Atlanta of which $2,000 was funded at quarter end. In the opinion of management, the Company maintains liquidity levels adequate to meet its potential funding demands.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------


Just prior to September 30, 1995, the Company received a temporary municipal deposit of approximately $6,000. The deposit was withdrawn a few days after third quarter end. The deposit temporarily boosted assets and deposits, increasing federal funds sold and interest bearing demand deposits.

In late October of this year, the Company sold approximaely $10,600 in adjustable rate residential real estate loans. The sale was implemented to improve liquidity. The resulting funds provided by the sale will be used to repay a short term borrowing, to allow run off of some higher cost deposits and to fund higher yielding loan growth.


EARNING ASSETS AND FUNDING SOURCES

At September 30, 1995, earning asset categories totaled $118,809 and comprised 95.5% of total assets. Loans held for sale of $4,090 or 3.4%, federal funds sold of $7,290 or 6.1%, investment securities held to maturity of $9,714 or 8.2%, investment securities available for sale of $16,556 or 14.0% and net loans of $81,159 or 68.3% make up all earning assets. Deposits, the primary source of funds, totaled $111,960 at September 30, 1995, of which $14,855 or 13.3% was in noninterest bearing demand deposits and $97,105 or 86.7% of total deposits was in interest bearing deposits. Overall loans and deposits probably will not grow in the fourth quarter due to the previously mentioned loan sale.

     LOANS

Total loans at September 30, 1995, were $82,109, an increase of $19,395 or 30.9%
over December 31, 1994.   From December 31, 1994 to September 30, 1995,
outstanding balances on commercial loans increased $1,702 or 25.7%, other real estate lending aggregated a $2,413 or 24.8% increase, installment loans increased $4,589 or 71.4% and loans on primary residences increased $12,056 or 35.8%. During the nine month period, other personal and business loans decreased $103 or 14.5% and real estate construction loans decreased by $1,262 or 26.5%. The growth in the loan portfolio during the nine month period was primarily in real estate loans. The significant increase in the installment loan category reflects the Company's emphasis on attracting high quality, higher rate loans in the second and third quarters. In addition, the Company was also successful in increasing commercial loans.

The Company does not engage in any speculative real estate lending or real estate development lending. The real estate loans are predominately made on owner occupied properties with established cash flows.

     INVESTMENT SECURITIES

At September 30, 1995, total investment securities held to maturity were $9,714, a decrease of $945 or 8.9% over December 31, 1994. The change is attributable to a decrease in U.S. Government Agency securities of $1,000 and an increase in Federal Home Loan Bank Stock of $86. The remaining $31 decrease is associated with the premium amortization of the existing portfolio.

The investment securities held to maturity had gross unrealized gains of $62 as of September 30, 1995. There were no gross unrealized gains as of December 31, 1994. The gross unrealized losses in the investment portfolio held to maturity as of September 30, 1995 were $53 and as of December 31, 1994 were $483.

At September 30, 1995, investment securities available for sale were $16,556, a decrease of $788 or 4.5% over December 31, 1994. The components of the change were a decrease in U.S. Government Agency securities of $2,229 or 27.3% and an increase in mortgage backed securities of $598 or 5.7%. These changes in the investment securities portfolio and the reduction of $825 in net unrealized losses ($526 net of tax effect) aggregates the $788 decrease in total investment securities available for sale. The decrease in the available for sale securities portfolio is primarily due to increased loan demand and the sale of securities to assist the funding of loan production.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------


The adoption of FAS 115 has had a significant impact on shareholders' equity due to the recognition of unrealized losses. These losses were the result of rapidly rising interest rates in 1994. The nine months ended September 30, 1995 began to reverse this trend. This reversal in interest rates helped reduce the net unrealized losses in the available for sale securities portfolio. At December 31, 1994, the available for sale portfolio included $1,237 of net unrealized losses which resulted in an after tax adjustment decreasing shareholders' equity by $772 as compared to the $394 of net unrealized losses at September 30, 1995 which resulted in an after tax adjustment decreasing shareholders' equity by $246.

     FUNDING SOURCES

Deposits at September 30, 1995 were $111,960, an increase of $25,277 or 29.2% from December 31, 1994. The components of this change were a $10,305 or 96.9% increase in interest bearing demand deposits, $9,629 or 149.8% increase in savings deposits, $7,865 or 17.0% increase in time deposits, a $1,162 or 16.1% decrease in money market deposits and a $1,360 or 8.4% decrease in noninterest bearing demand deposits. Deposit growth during the nine months ended September 30, 1995 can be attributed to several factors: higher interest rates made time deposits a more attractive alternative for investors, the opening of the Bank's new office and a significant temporary municipal deposit of $6,131 made at quarter end, along with a temporary municipal deposit relationship of $6,000 as of September 30, 1995. Along with attracting higher interest rate loans during the second and third quarters of 1995, the Company has also placed emphasis on attracting lower cost funds by developing several deposit products as alternatives to time deposits. The increase in the savings deposits category reflects some of these changes. Time deposit growth is expected to level off in the third and fourth quarters, if not decline, based on the anticipated maturities of several greater than $100 time deposits.

The Company also continues to utilize federal fund purchase lines and advances through the Federal Home Loan Bank ("FHLB") to accommodate temporary timing differences between earning asset growth and deposit growth. At September 30, 1995, there were no outstanding balances under federal funds purchase lines, however a $2,000 FHLB advances was outstanding.

ASSET QUALITY

The allowance for loan losses as of September 30, 1995 was $845 or 1.03% of loans outstanding as compared to $667 or 1.25% at September 30, 1994. This is a net increase of $178 or 26.7% over September 30, 1994. The increase in the allowance for loan losses was primarily due to growth in the loan portfolio of 53.9% over the twelve months ended September 30, 1994. The decline in the allowance compared to loans outstanding from 1.25% to 1.03% is due to growth concentrated in lower risk loans on residential real estate and due to the maintenance of the overall portfolio quality at a level that does not require additional allowance. The allowance for loan losses to total loans outstanding is expected to increase in the fourth quarter due to the previously discussed loan sale in October.

     A reconciliation of the allowance for loan losses follows:

                                                   Nine Months Ended                 Three Months Ended
                                          September 30,        September 30,     September 30,   September 30,
                                               1995                1994               1995            1994
                                          -------------        -------------     --------------  --------------
      Beginning Balance                       $ 699                  618               782             672
      Provision charged to expense              163                  122                68              54
      Loans charged-off                         (23)                 (76)               (9)            (59)
      Recoveries                                  6                    3                 4             ---
                                              -----                 ----              ----            ----
           Ending Balance                     $ 845                  667               845             667
                                              =====                 ====              ====            ====
        Allowance for loan losses as
          a percent of ending loans            1.03%                1.25              1.03            1.25

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

     NONPERFORMING LOANS

Loans are placed on a nonaccrual status when they become 90 days past due unless determined to be both adequately collateralized and actively in the process of collection or when they are classified as doubtful. When full collection of principal becomes doubtful, the uncollectible portion of the loan is charged-off.

As of September 30, 1995, the Company had no loans past due 90 days or more and on accrual, 13 loans in the amount of $415 on nonaccrual and no other real estate owned. As of December 31, 1994, the Company had one loan totaling $170 past due 90 days or more and on accrual, four loans on nonaccrual in the amount of $76 and $217 in other real estate owned.

                                        September 30,   December 31,
                                             1995           1994
                                        --------------  ------------
      Loans past due 90 days or more    $   ---             170
      Nonaccrual loans                      415              76
      Other real estate owned               ---             217

      Nonperforming assets as a
       percent of ending loans
       and other real estate owned          0.5%            0.7

In the second quarter of 1995, a residential lot carried at $25 in other real estate owned was sold resulting in a gain of $1. In the third quarter a single family residence carried at $192 was sold resulting in a $14 loss. There was no other real estate owned at September 30, 1995.

Interest would have been recorded for all nonperforming loans in the amount of $23 and $7 during the nine months ended September 30, 1995 and 1994, respectively, if these loans had been current in accordance with their original terms.

The Company adopted SFAS No. 114 as amended, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, prospectively, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("FAS 114"). There was no impact to the consolidated statement of financial condition or the consolidated statement of operations upon implementation. FAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all residential and consumer loans. The Company's impaired loans within the scope of FAS 114 include nonaccrual Commercial Loans restructured, and performing Commercial Loans less than 90 days delinquent which management believes will be collected in full, but it is probable they will not be collected in accordance with the contractual terms of the loans.

     OTHER POTENTIAL PROBLEM LOANS

Other potential problem loans exclude nonperforming loans and represent those loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms. The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Company maintains a classified account list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. At September 30, 1995, potential problem loans classified as substandard were $782 compared to $1,122 at year end 1994. No loans were classified as doubtful at

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

September 30, 1995 as compared to $37 at year end 1994. Classified loans in aggregate decreased by $377 at September 30, 1995 from year end 1994. The decrease in those loans classified as doubtful and substandard is primarily due to repayment and migration from the substandard category as some loans deteriorated and others improved in financial strength.

Management is unaware of any loans other than those noted above which are classified for regulatory purposes that represent or result from trends or uncertainties that will materially impact future operating results, liquidity, or capital resources.


CAPITAL RESOURCES (SHARE INFORMATION NOT IN THOUSANDS)

Total shareholders' equity at September 30, 1995 was $8,498, an increase of $1,107 or 15.0% from December 31, 1994. Net income for the nine months ended September 30, 1995 of $573 and the reduction of $526 in after tax unrealized losses on the available for sale investment securities portfolio in accordance with FAS No. 115 make up the primary increase in shareholders' equity. During the nine months ended September 30, 1995, 275 warrants and 660 options were exercised. The warrants and options contributed an additional $8 to shareholders' equity. Also, the Company did declare and issue a stock dividend of 10% on March 1, 1995. The stock dividend increased total outstanding shares by 60,983 for a total of 672,352.

Since December 31, 1993, regulatory capital guidelines require bank holding companies to have a minimum total risk-based capital ratio of 8.00% and a minimum leverage ratio of 3.00% for the highest rated bank holding companies with an additional 1% or 2% required depending on their regulatory ratings and expansion plans.

The following table discloses the regulatory capital for the Company as of September 30, 1995 and December 31, 1994:

                                            September 30,   December 31,
                                                 1995           1994
                                            --------------  ------------
      CAPITAL:
      Tier 1 capital                          $  8,744          8,163
      Tier 2 capital                               845            676
                                              --------         ------
        Total capital                         $  9,589          8,839
                                              ========         ======
      Total adjusted assets                   $124,433         96,303
                                              ========         ======
      Risk-weighted assets                    $ 72,708         54,149
                                              ========         ======
      RATIOS:
      Leverage ratio                              7.03%          8.48
                                              ========         ======
         Tier 1 capital to risk-weighted
           assets                                12.03%         15.08
         Tier 2 capital to risk-weighted
           assets                                 1.16%          1.25
                                              --------         ------
      Total capital to risk-weighted
       assets                                    13.19%         16.33
                                              ========         ======

The Company does not anticipate any difficulty in meeting these minimum capital requirements in the foreseeable future.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) became law as it relates to the Bank. While the FDICIA primarily addresses additional sources of funding for the Savings Association Insurance Fund (SAIF) and Bank Insurance Fund (BIF), it also imposed a number of mandatory and discretionary supervisory measures on financial institutions.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                            ----------------------

     The FDICIA requires financial institutions to take certain actions relating to their internal operations and also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

Furthermore, the FDICIA established five capital categories and specified supervisory actions in regard to undercapitalized institutions. The regulation, which became effective December 19, 1992, ties the capital categories to three capital measures: Total risk-based, Tier 1 risk-based and leverage capital. The definitions of Tier 1 and total capital under the FDICIA are similar to the definitions under the previously existing capital guidelines, except for the ratio of tangible equity to total assets used to define critically undercapitalized banks. The ratios for each category are as follows:

                                                     Total                        Tier 1
                                                   Risk-based                   Risk-based                       Leverage
                                                     Ratio                          Ratio                          Ratio
                                         --------------------------       -------------------------    ---------------------------
Well capitalized                         (less than or equal) 10.00%      (less than or equal) 6.00%     (less than or equal) 5.00%
  Adequately capitalized                                  8.00-9.99                       4.00-5.99                      4.00-4.99
  Undercapitalized                                        6.00-7.99                       3.00-3.99                      3.00-3.99
  Significantly undercapitalized                (greater than) 6.00             (greater than) 3.00                      2.01-2.99
  Critically undercapitalized                                   ---                    ---            (greater than or equal) 2.00

The following table discloses the regulatory capital for the Bank as of September 30, 1995 and December 31, 1994:

                                                  September 30,  December 31,
                                                      1995          1994
                                                  -------------  ------------
  CAPITAL:
  Tier 1 capital                                    $    8,134        7,495
  Tier 2 capital                                           845          671
                                                    ----------    ---------
   Total capital                                    $    8,979        8,166
                                                    ==========    =========
  Total adjusted assets                             $  123,989       95,836
                                                    ==========    =========
  Risk-weighted assets                              $   72,264       53,681
                                                    ==========    =========
  RATIOS:
  Leverage ratio                                          6.56%        7.82%
                                                    ==========    =========
    Tier 1 capital to risk-weighted
     assets                                              11.26%       13.96%
    Tier 2 capital to risk-weighted
     assets                                               1.17%        1.25%
                                                    ----------    ---------
  Total capital to risk-weighted
   assets                                                12.43%       15.21%
                                                    ==========    =========


The Bank does not anticipate any difficulty in continuing to meet these minimum capital requirements in the foreseeable future. Based on these regulations, management believes the Bank is classified as "well capitalized."

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits:
                   27   Financial Data Schedule
              (b)  Reports on Form 8-K:
                   No reports on Form 8-K were filed during the third quarter of 1995.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                              S I G N A T U R E S



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                  ------------------------------------------


Date: November 13, 1995           By: /s/ J. Hal Roberts, Jr.
      -----------------------        --------------------------------------
                                          J. Hal Roberts, Jr.
                                          President/Chief Executive Officer



Date: November 13, 1995           By: /s/ Randall A. Ezell
      -----------------------        --------------------------------------
                                          Randall A. Ezell
                                          Senior Vice President
                                          Chief Financial Officer