Form 10KSB
period 1995-12-31
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1996-03-29
CIK 835411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED                                   COMMISSION FILE
 DECEMBER 31, 1995                                      No. 33-22691-A

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                 A FLORIDA CORPORATION - I.R.S. NO. 65-0051022

                       1100 S.W. St. Lucie West Boulevard
                        Port St. Lucie, Florida   34986

                         Registrant's Telephone Number:
                                 (407) 340-2800

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------

Check whether the registrant:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                        Yes      X        No
                            -----------      ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [  X  ]

The annual revenues of the registrant for the year ended December 31, 1995 were:
$9,280,000
----------

There is no established trading market for the Common Stock of the registrant. The aggregate market value (based on the last sale of which the registrant has knowledge) of the voting stock held by non-affiliates of the registrant as of March 1, 1996:

                  Common Stock,  $.01 par value -- $10,955,020
                  --------------------------------------------

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1996:

                Common Stock,  $.01 par value -- 739,496 shares
                -----------------------------------------------

Documents incorporated by reference:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated into Parts I and II.

2. Portions of the Registrant's definitive Proxy Statement, dated March 21, 1996, are incorporated into Part III.

Transitional Small Business Disclosure Format    Yes          No    X
                                                    --------    ---------

 Number of Pages                               Index to
in this report: 61                     Exhibits on Page: 56
                -------                                  ------

                                     PART I


ITEM 1.  BUSINESS

GENERAL
-------
     Port St. Lucie National Bank Holding Corp. (the "Company") is a one bank holding company. The Company was organized in 1988 under the laws of the State of Florida for the purpose of organizing and acquiring Port St. Lucie National Bank (the "Bank"). The Bank was organized under the laws of the United States and was chartered on April 3, 1989.

     The Bank offers a wide range of commercial and consumer services from its three offices in Port St. Lucie, Florida. These services include interest and noninterest bearing deposit accounts, personal, business and real estate loans and membership in a shared automatic teller system which has numerous locations throughout Florida.

     In February 1995, the Company received approval and organized under the laws of the State of Florida, a wholly owned mortgage subsidiary, Spirit Mortgage Corp. ("SMC"). SMC originates residential mortgage loans for sale in the secondary market. The activities of SMC will be primarily outside of St. Lucie County and will not compete with the Bank. These activities are anticipated to provide additional fee income to the Company through increased utilization of the Company's real estate lending expertise. SMC commenced operation in late February 1995.

     The Company's executive offices are located at 1100 S.W. St. Lucie West Boulevard, Port St. Lucie, FL 34986.

     This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which the Company and the Bank operate), competition for the Company's and the Bank's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which the Company and the Bank have no control), changes in interest rates, the impact of the Company's rapid growth, and other risks detailed in the Company's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

PRINCIPAL MARKET AREA AND MARKETING
-----------------------------------

     Wholly contained in St. Lucie County, the Bank's primary service area ("PSA") is part of Florida's four-county Treasure Coast region. The Treasure Coast region, which contains the counties of Palm Beach, Martin, St. Lucie, and Indian River, has enjoyed tremendous residential and commercial growth over the last decade.

     Within the Treasure Coast, the Port St. Lucie/Ft. Pierce metropolitan statistical area ("MSA") was the third fastest growing MSA nationwide from 1980 through 1990. During this period, the MSA population increased to 251,071 residents from 151,196 residents or 66.1% according to figures released by the United States Census Bureau.

     More recently, the U.S. Census Bureau revealed that St. Lucie County increased to 172,483 residents, or 13.1% from 1990 to 1995. The Port St. Lucie market accounted for almost all of this growth, increasing total residents to approximately 74,000. Port St. Lucie is now the second largest city on the four-county Treasure Coast, surpassing Boca Raton and on a pace to surpass West Palm Beach. This growth has made Port St. Lucie the fastest growing midsize city in Florida in the 1990's.

     The majority of the new residents of the 1990's have located in the western part of the PSA, west of the St. Lucie River. To serve this growing segment of the PSA, the Bank has opened both its branch offices in this area. The Boulevard Center was opened in December of 1991 and is strategically located near City Hall on Port St. Lucie Boulevard, west of the St. Lucie River. More recently, the Bank opened its third office in March of 1995 in the rapidly growing St. Lucie West community, again west of the St. Lucie River.

     The Bank has targeted small to medium size businesses with gross revenues up to $15 million and households earning $30 thousand or more per year as the segments within the PSA having the most growth and profit potential. It is the belief of the Bank's management that using these segments as the foundation of the Bank's customer base may increase opportunities to establish profitable banking operations in the PSA.

     The Bank promotes new business through the personal efforts of the Bank's directors and officers and through the personal efforts of the Company's local shareholders. Advertising is directed at targeted segments of the PSA with emphasis on service, loans, timely local decisions and accessibility, which are all attributes of local ownership and management. The Bank is also well represented in meaningful local activities through the active involvement of the Bank's directors and officers, which also promotes its local independent image, which management believes is an important factor to its targeted customer base.

     In the South Florida economy, business activity can be expected to peak in the winter months. This seasonal cycle is primarily the result of tourism and agriculture. The effect of a seasonal cycle on the Bank has been minimal to date. There has been some seasonal lending and an increase in deposit related transactions during the winter months; however, the Bank's strong overall growth throughout the year diminishes the impact of seasonality on the Bank.

     Environmental laws primarily affect the Bank through real estate lending. Real estate lending policy includes guidelines and restrictions to protect the borrower and the Bank from title and liability problems arising from environmental related issues. The cost of environmental studies on real estate are typically paid by the borrower; however, the Bank could be impacted by administrative and insurance costs relating to environmental law.

COMPETITION
-----------

     The banking industry in Florida, in St. Lucie County, and in the Bank's PSA in particular is highly competitive. The Bank competes for loans and deposits with other financial institutions which are much larger than the Bank. Larger commercial banks and banks associated with regional multi-bank holding companies have higher lending limits and greater resources than the Bank. The Bank, along with other commercial banks, also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies, credit unions, and issuers of commercial paper and other securities, such as shares in money market funds.

     Among the advantages such institutions have over the Bank are their ability to conduct wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many institutions offer certain services, such as trust services and international banking, which are not offered by the Bank and, by virtue of their greater total capital, such institutions have substantially higher lending limits than the Bank.

     The Bank's PSA is currently served by six commercial banks with eighteen offices, and three savings associations with eight offices. As of June 30, 1995, the total reported deposits in the PSA were $844,198,000. The

Bank's $104,305,000 in deposits as of June 30, 1995 represented a 12.4% market share of deposits in the PSA. The dominant bank with which the Bank competes in the PSA is Barnett Bank/Treasure Coast, N.A. which had deposits representing a market share of approximately 23.8%. The dominant savings and loan association in the PSA is Harbor Federal Savings Bank with a market share of approximately 15.6%. The principal methods of competition among financial institutions in the PSA are convenience and quality of service, two factors that management of the Bank continues to emphasize.

     In addition to competing with banks and savings institutions, commercial banks compete with non-banking financial institutions for funds. Money market funds continue to provide substantial competition through typically higher yields for deposits as well as corporate and government debt securities the yields of which also affect the ability of commercial banks to attract and hold deposits.

EMPLOYEES
---------

     All employees of the Company are also employees of the Bank and SMC As of December 31, 1995, the Bank had 55 full-time and 21 part-time and commissioned employees. SMC had 2 full-time and 1 part-time employee. Management believes that its employee relations have been and continue to be satisfactory.

SUPERVISION AND REGULATION
--------------------------

     Numerous federal and state laws and regulations govern the organization and operations of bank holding companies and their subsidiaries. The Company, as a one bank holding company, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act").

     Under the BHC Act, the activities of bank holding companies are limited to business so closely related to banking, managing or controlling banks as to be properly incident thereto. The BHC Act generally prohibits a bank holding company from merging or consolidating with, or acquiring more than a specified percentage of the voting shares or assets of, another bank holding company or bank without the prior approval of the Federal Reserve. Similar prior approval requirements exist for certain changes in the ownership of the voting securities of a bank holding company.

     The BHC Act was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks will be preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act.

     In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging with banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

     The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paper work reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

     Prior to the enactment of the Interstate Banking Act, Florida enacted the Florida Reciprocal Banking Act (the "Florida Act") which took effect on May 1, 1995. Under the Florida Act, only banks that have been in existence for two years or more may be acquired by out-of-state bank holding companies pursuant to the Interstate Banking Act. The Florida Act also expressly prohibits interstate branching. The Interstate Banking Act, however, will negate Florida's prohibition on interstate branching unless Florida expressly opts out of the Interstate Banking Act's branching provisions.

     The effect on the Company of the Interstate Banking Act and the Florida Act, which will expand the number of out-of-state bank holding companies permitted to acquire Florida banks, cannot be predicted at this time. It is anticipated that these acts may facilitate further consolidation in the banking industry and, by permitting out-of-state banks nationwide to acquire Florida banks, may increase competition in the Company's market.

     The Federal Reserve Act imposes various limitations on the extent to which the Company's subsidiary bank can finance or otherwise supply funds to the Company, or its subsidiaries. In general, these restrictions require that any such extensions of credit must be on terms and conditions consistent with safe and sound banking practices, and be secured by designated amounts of specified collateral. The lending bank may loan up to 10% of its capital stock and surplus to any one affiliate, but may not lend, in the aggregate, more than 20% of its capital stock and surplus to all such affiliates. Additionally, approval of the appropriate regulatory authority is required if the total dividends declared by a national or state bank exceed certain legal limits. See Note 9 in the Notes to Financial Statements (Item 7) for further information.

     In addition to the Federal Reserve, the Company's subsidiary, the Bank, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC").

     In January 1989, the Federal banking regulatory authorities issued guidelines for implementing risk-based capital requirements which became effective on March 5, 1989. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. See the discussion below on the Federal Deposit Insurance Corporation Improvement Act of 1991 for further information on risk-based capital requirements.

     In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loans and stronger civil and criminal enforcement provisions applicable to all financial institutions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies, and imposes no interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries.

     Federal Reserve policy has required a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise by warranted. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any loans from the holding company to a subsidiary bank would likely be unsecured and subordinated to such bank's depositors, and perhaps to other creditors of the bank.

     The Federal Reserve, the OCC and the FDIC collectively have extensive enforcement authority over depository institutions and their holding companies, and this authority has been enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

     In 1991, the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA") was enacted. Some of the more significant provisions of the FDICIA are outlined below:

     (1) BIF Recapitalization - The deposits of the Company's subsidiary bank are insured by the FDIC through the Bank Insurance Fund. The FDIC is authorized to charge assessments for deposit insurance, and, as mandated by FDICIA, the FDIC adopted regulations effective January 1, 1993 for the transition from a flat-rate insurance assessment system to a risk-based system effective January 1, 1994. The risk assessment approach bases a banking institution's insurance assessment on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund. To arrive at a risk assessment for an institution, the FDIC will place it in one of nine risk categories using a two-step process based first on capital ratios and then on other relevant information. The FDIC will then assign an institution to one of three capital groups - "well-capitalized", "adequately capitalized" or "undercapitalized". The institution is then placed into one of three risk subgroups, based on reviews by the institution's primary Federal or state regulatory agency, statistical analyses of financial statements and other relevant information.

          Under federal law, BIF is statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. In view of the BIF's achieving the 1.25% ratio during 1995, the FDIC reduced the assessments for most banks by adopting a new assessment rate schedule of 4 to 31 basis points for BIF deposits. This schedule applied to the second half of 1995. Under the schedule, approximately 91% of BIF members paid the lowest assessment rate of 4 basis points. Most recently, the FDIC has voted to further reduce the BIF assessment schedule by an additional four basis points for the first half of calendar year 1996 so that most BIF members will pay the statutory minimum semiannual assessment of $1,000. Based on notices from the regulators in late

          1995, in the first half of 1996 the Bank will pay an assessment of $1,000, the lowest amount payable by an insured depository institution.

     (2) Supervisory Reforms - FDICIA requires the federal banking agencies and the FDIC, as insurer, to take prompt action to resolve problems within unhealthy banking institutions. All depository institutions are classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines, it becomes subject to increasing regulatory scrutiny and tighter restrictions on operations, management and capital distributions. Based on the current regulatory capital position of the Bank, the Company does not anticipate any adverse consequences from these provisions. See Note 14 in the Notes to the Financial Statements (page 35 & 36) in the Company's 1995 Annual Report for further discussion.

          FDICIA further requires an increase in the frequency of "full-scope, on-site" examinations and expands the current audit requirements. In addition, federal banking agencies are mandated to review and prescribe uniform accounting standards that are at least as stringent as generally accepted accounting principles.

     (3) Deposit Institution Conversions - FDICIA permits the merger or acquisition of any depository institution with any other, provided that the transaction is approved by the resulting entity's appropriate Federal banking agency. This would permit, for the first time, direct mergers between bank and thrift institutions.

     (4) Operational Standards - The federal bank regulatory agencies prescribed minimum standards with respect to various areas of operations, including internal controls, loan documentation, credit underwriting, asset quality, earnings, compensation arrangements and, to the extent feasible, minimum ratios of market to book value for shares of publicly traded companies. Institutions failing to meet the operational standards are required to submit corrective plans and will be subject to sanctions for failure to submit or comply with a plan.

          Another regulation to which the Company and the Bank are subject is the Community Reinvestment Act of 1977 ("CRA"). This requires each federal banking agency, including the OCC, to use its authority when examining financial institutions to encourage institutions to meet the credit needs of their local communities, consistent with safe and sound operations. As part of the examination of a national bank, the OCC assesses the Bank's performance under the CRA and assigns one of four ratings to the Bank, reflecting the Bank's record of meeting community credit needs. A financial institution's CRA rating is taken into account by the appropriate agency in evaluating certain applications by the institution, including applications to merge with or acquire another institution and applications to establish branch offices. In addition, members of the general public may oppose a transaction requiring regulatory approval on the ground that the applicant has an inadequate record of meeting community credit needs.

          In a more indirect manner than the regulations previously discussed, the monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the Bank's cost and availability of funds obtained for lending and investing.

          Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to merge BIF and Savings Association Insurance Funds, to require savings associations to become banks, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114") which prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructuring (a "restructured loan"). Statement 114, as amended by Statement 118, is effective for financial statements issued for fiscal years beginning after December 15, 1994 (as of January 1, 1995 for the Company). The adoption of Statement 114 has had no material impact on the financial condition or results of operations of the Company.

FINANCIAL INFORMATION
---------------------



                           PORT ST. LUCIE NATIONAL BANK
                                 HOLDING CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Shareholders
Port St. Lucie National Bank Holding Corp.:


We have audited the accompanying consolidated balance sheets of Port St. Lucie National Bank Holding Corp. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Port St. Lucie National Bank Holding Corp. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 1995, the Company changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.


/s/ KPMG Peat Marwick LLP


February 16, 1996
West Palm Beach, Florida

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1995 and 1994
                 (Dollars in Thousands, except per share data)


                                                        1995      1994
                                                     ---------   --------
Assets
  Cash and due from banks (note 2)                   $   4,051     2,742
  Federal funds sold                                     4,200       ---

  Investment securities available for sale (note 4)     17,260    17,344

  Loans held for sale, net of deferred loan
   origination fees (estimated market values of
   $5,919 in 1995 and $722 in 1994)                      5,835       712

  Investment securities held to maturity (estimated
   market values of $3,947 in 1995 and $10,176
   in 1994) (note 3)                                     3,897    10,659

  Loans (note 5)                                        77,498    62,714
  Less:  Allowance for loan losses                        (827)     (699)
         Net deferred loan origination fees and costs      (76)     (187)
                                                      ---------  ---------
             Net loans                                  76,595    61,828

  Other real estate owned (note 7)                         ---       217
  Premises and equipment, net (note 8)                   1,181       965
  Other assets                                           1,514     1,836
                                                      ---------  ---------
             Total assets                            $ 114,533    96,303
                                                      =========  =========
Liabilities and Shareholders' Equity
------------------------------------
  Liabilities:
    Deposits:
      Noninterest bearing demand                     $  20,011    16,215
      Interest bearing:
          Demand                                         7,996    10,636
          Money market                                   5,680     7,196
          Savings                                       21,117     6,427
          Time (note 9)                                 49,429    46,209
                                                      ---------  ---------
             Total deposits                            104,233    86,683

    Federal funds purchased                                ---       900
    Other liabilities                                    1,345     1,329
                                                      ---------  ---------
             Total liabilities                         105,578    88,912
                                                      ---------  ---------


  Commitments and contingencies (notes 8, 13 and 14)

  Shareholders' equity (notes 10 and 11):
    Common stock, $.01 par value, authorized
     10,000,000 shares; issued and outstanding
     672,352 shares in 1995 and 610,379 shares
     in 1994                                                 7         6
    Additional paid-in capital                           7,027     6,165
    Retained earnings                                    2,084     1,992
    Unrealized gains (losses) on investment
     securities available for sale (net
      of applicable income taxes)                         (163)     (772)
                                                      ---------  ---------
             Total shareholders' equity                  8,955     7,391
                                                      ---------  ---------
             Total liabilities and shareholders'
              equiy                                  $ 114,533    96,303
                                                      =========  =========



See accompanying notes to consolidated financial statements

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                 Years ended December 31, 1995, 1994 and 1993
                 (Amounts in Thousands, except per share data)


                                                  1995              1994              1993
                                               ---------         ----------      ----------
Interest income:
  Loans, including fees:
    Taxable loans                              $   5,939             3,611             2,482
    Tax-exempt loans                                  37                41                11
  Loans held for sale                                212               216               123
  Investment securities (notes 3):
    Taxable investment securities                    402               335             1,344
    Tax-exempt investment securities                 162               149                75
  Investment securities available for sale         1,188             1,331               237
  Federal funds sold                                 169                37                60
                                                ---------         ---------        ----------
          Total interest income                    8,109             5,720             4,332

Interest expense:
  Deposits (note 9)                                4,114             2,049             1,608
  Other                                               50               113                 4
                                                ---------         ---------        ----------
          Total interest expense                   4,164             2,162             1,612
                                                ---------         ---------        ----------
          Net interest income                      3,945             3,558             2,720

Provision for loan losses (note 5)                   206               163               167
                                                ---------         ---------        ----------
          Net interest income after provision
           for loan losses                         3,739             3,395             2,553
                                                ---------         ---------        ----------
Noninterest income:
  Service charge on deposit accounts                 578               421               339
  Gain on sale of loans held for sale                323                49               341
  (Loss) gain on sale of investment securities
     available for sale                              (59)               12                28
  (Loss) gain on sale of real estate owned           (13)                6               ---
  Other fees for customer services                   342               268               176
                                                ---------         ---------        ----------
          Total noninterest income                 1,171               756               884
                                                ---------         ---------        ----------
Noninterest expense:
  Compensation and employee benefits               1,690             1,194             1,022
  Occupancy                                          304               211               194
  Furniture and equipment                            214               117                91
  Other (note 12)                                  1,312             1,157               973
                                                ---------         ---------        ----------
          Total noninterest expense                3,520             2,679             2,280
                                                ---------         ---------        ----------

Income before income taxes                         1,390             1,472             1,157
Income tax expense (note 11)                         443               471               409
                                                ---------         ---------        ----------
Net income                                     $     947             1,001               748
                                                =========         =========        ==========

Net income per common and common equivalent
 share:
  Primary                                      $    1.28              1.40              1.06
  Fully diluted                                     1.27              1.39              1.06

Average common and equivalent shares
 outstanding:
  Primary                                            740               716               712
  Fully diluted                                      747               720               712


See accompanying notes to consolidated financial statements

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                 Years ended December 31, 1995, 1994 and 1993
                            (Amounts in Thousands)

                                                                        Unrealized
                                                                       gains (losses)
                                                                       on Investment
                                   Common Stock   Additional            Securities        Total
                                   ------------    Paid-in   Retained    Available     Shareholders'
                                  Shares  Amount   Capital   Earnings    for Sale         Equity
                                  ------  ------  ---------- --------  --------------  ------------
Balance at December 31, 1992         607 $     6     6,125        488       ---           6,619

Dividends paid                       ---     ---       ---        (61)      ---             (61)

Net income                           ---     ---       ---        748       ---             748

Unrealized gains on investment
  securities available for sale,
  net of tax                         ---     ---       ---        ---       110             110
                                  ------ -------   -------    -------  --------        --------
Balance at December 31, 1993         607       6     6,125      1,175       110           7,416

Exercised Options                      3     ---        40        ---       ---              40

Dividends paid                       ---     ---       ---       (184)      ---            (184)

Net income                           ---     ---       ---      1,001       ---           1,001

Unrealized losses on investment
  securities available for sale,
  net of tax                         ---     ---       ---        ---      (882)           (882)
                                  ------ -------   -------    -------  --------        --------
Balance at December 31, 1994         610       6     6,165      1,992      (772)          7,391

Exercised Options and warrants         1     ---         8        ---       ---               8

10% Common Stock dividend             61       1       854       (855)      ---             ---

Net income                           ---     ---       ---        947       ---             947

Unrealized gains on investment
  securities available for sale,
  net of tax                         ---     ---       ---        ---       609             609
                                  ------ -------   -------    -------  --------        --------
Balance at December 31, 1995         672 $     7     7,027      2,084      (163)          8,955
                                  ====== =======   =======    =======  ========        ========

See accompanying notes to consolidated financial statements.

Port St. Lucie National Bank Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 1995, 1994 and 1993
      (Dollars in Thousands)


                                                                                    1995               1994                 1993
                                                                                    ----               ----                 ----
Cash flow from operating activities:
  Net income                                                                    $    947               1,001                  748
    Adjustments to reconcile net income to net cash provided (used) from operating activities:
        Provision for loan losses                                                    206                 163                  167
        Depreciation                                                                 198                 131                  117
        Amortization of organization costs                                           ---                   6                   25
        Loss (gain) on sale of investment securities available for sale               59                 (12)                  28
        Deferred loan origination fees and costs, net of amortization               (111)                142                  107
        Purchase of loans held for sale                                          (39,065)            (53,152)             (40,836)
        Origination of loans held for sale                                       (16,716)             (2,053)             (15,556)
        Proceeds from the sale of loans held for sale                             50,658              60,289               51,807
        Deferred income taxes                                                        (62)                 90                  (18)
        Increase in other assets                                                    (181)               (288)                (146)
        Increase (decrease) in other liabilities                                    (176)                 38                  191
        Increase (decrease) in taxes payable                                         254                (195)                  91
                                                                                --------             -------              -------
          Net cash (used) provided from operating activities                      (3,989)              6,160               (3,275)
                                                                                --------             -------              -------
Cash flow from investing activities:
    Proceeds from maturities of investment securities held to maturity             1,039                 ---                3,731
    Purchase of investment securities held to maturity                               (86)             (4,762)              (8,012)
    Proceeds from sale of investment securities held to maturity                     ---                 ---                   13
    Purchase of investment securities available for sale                          (5,934)             (4,521)             (11,084)
    Proceeds from maturities of investment securities available for sale           3,490               4,069                5,189
    Proceeds from sale of investment securities available for sale                 9,253               7,077                3,000
    Loans originated, net of repayments                                          (25,255)            (23,887)             (10,423)
    Loans purchased                                                                  ---                 ---                 (174)
    Proceeds from the sale of loans                                               10,659                 ---                  ---
    Purchase of premises and equipment                                              (414)               (195)                 (75)
    Proceeds from sale of other real estate owned                                     88                   8                   67
                                                                                --------             -------              -------
          Net cash used by investing activities                                   (7,160)            (22,211)             (17,768)
                                                                                --------             -------              -------
Cash flow from financing activities:
    Net increase in deposit accounts                                              17,550              14,911               20,385
    Increase (decrease) in federal funds purchased                                  (900)                900                  ---
    Issuance of common stock                                                           8                  40                  ---
    Dividends paid                                                                   ---                (184)                 (61)
                                                                                --------             -------              -------
          Net cash provided by financing activities                               16,658              15,667               20,324
                                                                                --------             -------              -------
          Net increase (decrease) in cash and cash equivalents                     5,509                (384)                (719)

Cash and cash equivalents at beginning of period                                   2,742               3,126                3,845
                                                                                --------             -------              -------
Cash and cash equivalents at end o$                                             $  8,251               2,742                3,126
                                                                                ========             =======              =======
Supplemental disclosures:
  Cash paid during the period for:
    Income taxes                                                                $    236                 576                  241
    Interest                                                                       4,193               2,139                1,451
  Noncash investment and financing activities:
    Reclassification of loans to other real estate owned                             ---                  90                    6
    Assumption of liabilities in connection with acquisiton of other
      real estate owned                                                              ---                 102                  ---
    Loans to facilitate the sale of other real estate owned                          123                  57                  303
    Unrealized gain (loss) on investments available for sale, net of tax effect      609                (882)                 110
    Reclassification of investments held to maturity to investments
      available for sale                                                           5,809                 ---                  ---

See accompanying notes to consolidated financial statements

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994
                             (Dollars in Thousands)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
GENERAL

Port St. Lucie National Bank Holding Corp. (the Company) is a one bank holding company whose subsidiaries consist of Port St. Lucie National Bank (the Bank) and Spirit Mortgage Corp. (Spirit Mortgage).

The Bank provides a wide range of banking services to individual and corporate customers primarily in St. Lucie County, Florida. The Bank is subject to competition from other financial institutions. Spirit Mortgage primarily provides mortgage banking services outside of the market in which the Bank operates. Spirit Mortgage began operations in February, 1995, reflecting 11 months of operations in the statement of earnings. The Company and the Bank are subject to regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accounting and reporting policies of the Company conform with generally accepted accounting principles and with reporting guidelines as prescribed by banking regulatory authorities. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

Substantially all of the Company's real estate loans and real estate owned are secured by real estate in St. Lucie and Martin Counties, Florida. Accordingly, the ultimate collectibility of the carrying amount of real estate loans and real estate owned is susceptible to changes in market conditions in St. Lucie and Martin Counties, Florida.

Management believes the allowance for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgements about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS

The Company defines cash and cash equivalents as: cash on hand, amounts due from banks and Federal Reserve, and highly liquid investments purchased with a remaining maturity of three months or less at time of purchase, including federal funds sold.

LOANS

Loans receivable are stated at unpaid principal balance, less the allowance for loan losses and net deferred loan origination fees and costs.

Interest is accrued only if deemed collectible. Generally, the Company's policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from income, and thereafter, interest is recognized only to the extent payments are received. A nonaccrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses, less net charge-offs (charge-offs minus recoveries). The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes the collectibility of principal is unlikely.

Recoveries of amounts previously charged-off are credited to the allowance. The allowance for loan losses is based on management's judgement after considering all known and inherent risks in the portfolio diversification and size within the loan portfolio, status and level of non-performing assets, past and expected loss experience, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the market.

The Bank adopted the provisions of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," ("SFAS No. 114") on January 1, 1995. The provision of SFAS No. 114 did not have a significant impact on financial condition or results of operations upon adoption. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of collateral. Impairment losses and changes in estimates to the impairment losses are included in the allowance for loans losses through a provision or credit for loan losses. The Bank recognized interest income on impaired loans on a cash basis.

LOAN ORIGINATION AND COMMITMENT FEES

Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the term of the related loans as a yield adjustment using the level-yield method (loan-by-loan basis). Amortization of deferred fees and costs is discontinued when collectability of the related loan is deemed uncertain. Fees and direct loan origination costs for unexercised commitments are recognized in income upon expiration of the commitment.

MORTGAGE SERVICING RIGHTS, NET

During May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an amendment of SFAS No. 65," ("SFAS No. 122").

Effective October 1, 1995, the Company elected to adopt early SFAS 122 which requires the recognition, as a separate asset, of the right to service mortgage loans for others. The Company acquires mortgage servicing rights through the origination of mortgage loans, and the Company sells or securitizes those loans with servicing rights retained. Under SFAS 122, the Company allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value.

Under SFAS 122, the Company assesses its capitalized mortgage servicing rights for impairment based on the fair value of those rights as of the year ended December 31. The portfolio is stratified by two predominant risk characteristics: loan type and fixed versus variable interest rate. Impairment, if any, is recognized through a valuation allowance for each impaired stratum. Mortgage servicing rights are amortized in proportion to, and over the period of, the estimated net future servicing income.

Prior to October 1, 1995, the Company had not purchased the rights to service loans and consequently, had not recognized mortgage servicing rights as an asset.

LOANS HELD FOR SALE

Loans held for sale in the secondary market are carried at the lower of cost or estimated aggregate market value.

INVESTMENT SECURITIES

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), has been implemented by the Bank effective December 31, 1993. SFAS 115 requires classification of securities into three categories. Debt securities that the Bank has the positive intent and ability to hold to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses included in earnings. All other debt and equity securities are considered available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity
(net of tax effects).

Prior to December 31, 1993, the Bank designated certain investment securities as held for sale and accounted for such loans at the lower of cost or estimated market value. Gains and losses from the sale of securities available for sale are computed under the specific identification method.

On November 15, 1995, the Financial Accounting Standards Board (FASB) issued Special Report No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Special Report). Pursuant to the Special Report, the Bank was permitted to conduct a one-time reassessment of the classifications of all securities held at that time. Any reclassifications from the held to maturity category made in conjunction with that reassessment would not call into question an enterprise's intent to hold other debt securities to maturity in the future.

The Bank undertook such a reassessment and, effective December 1, 1995, certain securities then classified as held to maturity were reclassified as available for sale. On the effective date of the reclassification, the securities transferred had a carrying value of $5,809 and a estimated fair value of $5,821, resulting in a net increase to stockholders' equity for the unrealized gains of $8, after deducting applicable income taxes of $4.

OTHER REAL ESTATE OWNED

Real estate acquired through foreclosure, insubstance foreclosure and deed in lieu of foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Sales are recorded at closing and profit recognized when down payment and other profit recognition criteria are met in accordance with SFAS No. 66, "Accounting for Sales of Real Estate".

Valuations of real estate owned are periodically performed by management through current appraisals and if the carrying value of a property exceeds fair value minus estimated costs to sell, an allowance is established by a charge to operations. The amounts the Bank could ultimately recover from loans foreclosed could differ materially from amounts used in arriving at the net carrying value of the asset because of market factors beyond the Company's control or changes in the Company's strategy for recovering its investments.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets. Estimated lives are three to ten years for furniture and equipment and three to twenty years for land improvements and buildings. Leasehold improvements are amortized on the straight-line method over the shorter of the anticipated lease term or estimated useful lives. Gains and losses on dispositions are reflected in current operations. Maintenance and repairs are charged to expense as incurred. Improvements and betterments that prolong the useful life of assets are capitalized.

In 1995, the FASB issued Statement of Financial Accounting Standard SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangible to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Management is of the opinion that adoption of FAS 121 will not have a material effect on Consolidated Balance Sheet or Consolidated Statement of Earnings upon adoption on January 1, 1996.

INCOME TAXES

The Company files a consolidated Federal income tax return.

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted statutory rates expected to apply to taxable income. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

Primary earnings per common share and common equivalent amounts are based on the average number of common shares outstanding assuming exercise of all stock options and warrants using the treasury stock method. On a fully diluted basis, the market price at the end of the period reported has been used to determine the number of shares which would be assumed to be repurchased under the treasury stock method.

In February 1995, a 10% stock dividend was declared. All references to the number of shares of common stock and per share data in the financial statement have been adjusted to reflect the stock dividend on a retroactive basis, except shares authorized and outstanding on the consolidated balance sheets and statements of shareholders' equity.

On October 23, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. Entities are allowed
(1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, FAS 123 requires pro forma net income and earnings per share information as if the fair value based method has been adopted. For entities not adopting the fair value based method, the disclosure requirements of FAS 123, including the pro forma information, are effective for financial statements for fiscal years beginning after December 15, 1995 (calendar year 1996). The pro forma disclosures are to include all awards granted in fiscal years that begin after December 15, 1994 (calendar year 1995). Management intends to continue to use APB 25 and disclose the pro forma net income and earnings per share information in the December 31, 1996 and subsequent consolidated financial statements.

RECLASSIFICATION

Certain amounts in 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

(2)  CASH AND DUE FROM BANKS
     -----------------------

The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board guidelines. Cash on hand and a due from balance with the Federal Reserve fulfill this requirement. The Bank has maintained sufficient cash balances with the Federal Reserve Bank to fulfill the reserve requirement.

(3)  INVESTMENT SECURITIES HELD TO MATURITY
     --------------------------------------

The amortized cost and estimated fair value of investment securities held to maturity are as follows:

                                             December 31, 1995
                                --------------------------------------------
                                             Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
                                  Cost       Gains       Losses      Value
                                ---------  ----------  ----------  ---------

Municipal securities               $3,348          57           7      3,398
                                   ------        ----        ----      -----
     Total debt securities          3,348          57           7      3,398
Federal Home Loan Bank stock          399          --          --        399
Federal Reserve stock                 150          --          --        150
                                   ------        ----        ----      -----
     Total securities              $3,897          57           7      3,947
                                   ======        ====        ====      =====


                                             December 31, 1994
                                --------------------------------------------
                                             Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Fair
                                  Cost       Gains       Losses      Value
                                ---------  ----------  ----------  ---------
U.S. Treasury securities          $ 3,834          --         217      3,617
Securities of other U.S.
 Government agencies                3,000          --          95      2,905
Municipal securities                3,362          --         171      3,191
                                  -------  ----------       -----     ------
     Total debt securities         10,196          --         483      9,713
Federal Home Loan Bank stock          313          --          --        313
Federal Reserve stock                 150          --          --        150
                                  -------  ----------       -----     ------
     Total securities             $10,659          --         483     10,176
                                  =======  ==========       =====     ======

The amortized cost and estimated fair value of debt securities at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized   Fair
                                          Cost      Value
                                        ---------   -----
Due within one year                    $   372       368
Due after one year
 through five years                      1,593     1,627
Due after five years
 through ten years                       1,144     1,153
Due after ten years                        239       250
                                       -------     -----
                                       $ 3,348     3,398
                                       =======     =====

The interest and dividends on investment securities held to maturity for 1995, 1994 and 1993 are shown below:

                                                 1995  1994   1993
                                                -----  ----  -----
U.S. Treasury securities                        $ 192   204    486
Securities of other U.S.
  Government agencies                             172   103    438
FNMA/FHLMC mortgage
  backed securities                                --    --    405
Municipal securities                              162   149     75
Federal Reserve & Federal
 Home Loan Bank Stock                              38    28     15
                                                -----  ----  -----
                                                $ 564   484  1,419
                                                =====  ====  =====

There were no sale of investment securities held to maturity in 1995, 1994 or 1993. However, as noted in Note 1, the Bank transferred certain securities held to maturity to securities available for sale on December 1, 1995 (see note 4).

At December 31, 1995 and 1994, investment securities held to maturity with an amortized cost of $2,480 and $3,957, respectively, and a market value of $2,523 and $3,721, respectively, were pledged as collateral for municipal deposits.

The Company became a member of the Federal Home Loan Bank of Atlanta (FHLB) in June 1993. As a requirement of membership, Federal Home Loan Bank stock of $399 has been purchased. As a result of membership in the FHLB, the Company was approved for $19,000 in aggregate borrowings collateralized by a blanket lien on the residential mortgage loan portfolio.

(4)  INVESTMENT SECURITIES AVAILABLE FOR SALE
     ----------------------------------------

The amortized cost and estimated fair value of the investment securities available for sale at December 31, 1995 and 1994, are as follows:

                                          December 31, 1995
                            ---------------------------------------------
                                          Gross       Gross     Estimated
                            Amortized   Unrealized  Unrealized    Fair
                               Cost       Gains       Losses      Value
                            ----------  ----------  ----------  ---------

U.S. Treasury securities       $ 3,807          16           8      3,815
Securities of other U.S.
Government agencies              3,059          12          17      3,054
FHLMC/FNMA mortgage
backed securities               10,655          27         291     10,391
                               -------          --       -----     ------
 Total securities              $17,521          55         316     17,260
                               =======          ==       =====     ======


                                        December 31, 1994
                            ---------------------------------------------
                                          Gross       Gross     Estimated
                            Amortized   Unrealized  Unrealized    Fair
                               Cost       Gains       Losses      Value
                            ----------  ----------  ----------  ---------
Securities of other U.S.
Government agencies            $ 8,178           2         518      7,662
FHLMC/FNMA mortgage
backed securities               10,403           -         721      9,682
                               -------        ----       -----     ------
 Total securities              $18,581           2       1,239     17,344
                               =======        ====       =====     ======

The amortized cost and estimated fair value of debt securities available for sale at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              Amortized   Fair
                                Cost     Value
                              ---------  ------
Due after one year
 through five years             $ 6,866   6,869
                                -------  ------
Mortgage backed securities       10,655  10,391
                                -------  ------

                                $17,521  17,260
                                =======  ======

The interest and dividends on investment securities available for sale for 1995, 1994 and 1993 are shown on the following page:

                             1995    1994   1993
                            -------  -----  ----

U.S. Treasury securities     $   18    150    --
Securities of other U.S.
  Government agencies           432    536    53
FNMA/FHLMC mortgage
  backed securities             738    645   184
                             ------  -----  ----
                             $1,188  1,331   237
                             ======  =====  ====

Proceeds from sales of investment securities available for sale were $9,253, $7,077 and $3,028 in 1995, 1994 and 1993, respectively. During 1995, $59 in losses were realized from the sale of investment securities available for sale. During 1994, $12 in gains were realized from the sale of investment securities available for sale. In 1993, net realized gains totaled $28.

At December 31, 1995 and 1994, investment securities available for sale with an amortized cost of $4,399 and $4,494, respectively, and a fair value of $4,388 and $4,216, respectively, were pledged as collateral for municipal deposits.

At December 31, 1995,1994 and 1993, in accordance with the provisions of FAS 115, the Company adjusted, through stockholders' equity, the carrying value of investment securities available for sale to estimated fair value. Such adjustments amounted to $609, $(882) and $110, which represent the gross unrealized gains (losses) of $1,076, ($1,237) and $176, respectively, net of applicable income taxes.

(5)  LOANS
     -----
An analysis of loans follows:



                                    December 31,
                                 ----------------
                                   1995    1994
                                 -------  -------
Real Estate:
 Construction                     $ 4,952   4,771
 Loans on primary residences       38,015  33,645
 Other                             12,665   9,730
Commercial                         10,075   6,634
Loans to individuals:
 Installment                       11,120   6,424
 Other personal and business          671     710
Tax exempt loans                       --     800
                                  -------  ------
                                  $77,498  62,714
                                  =======  ======

At December 31, 1995 and 1994, real estate-construction loans were comprised of $3,686 and $3,580, respectively, in single family residential loans and $1,266 and $1,191, respectively, in commercial real estate loans.

An analysis of the allowance for loan losses follow:

                                 1995   1994   1993
                                ------  -----  -----
Balance at beginning of year    $ 699    618    480
Provision charged to expense      206    163    167
Allowance applicable to
  loans purchased                  --     --      9
Loans charged-off                 (85)   (86)   (51)
Recoveries                          7      4     13
                                -----   ----   ----
Balance at end of year          $ 827    699    618
                                =====   ====   ====

At December 31, 1995, there were 13 impaired loans with a balance of $405 on nonaccrual. No specific allowances have been provided for these loans. The average net recorded investment in impaired loans for the year ended December 31, 1995 was $371. Interest income of $13 for the year ended December 31, 1995
was recognized on impaired loans during the period of impairment.   Loans on
nonaccrual status at December 31, 1995 had interest due but not recognized of approximately $31. At December 31, 1994, there were four loans with a balance of $76 on nonaccrual, one loan totaling $170 over 90 days past due on accrual. There were no restructured loans at December 31, 1995 and 1994.

Interest income on tax exempt loans aggregated approximately $37 in 1995 and $41 in 1994.

At December 31, 1995 and 1994, the Company was servicing a residential mortgage loan portfolio for the Federal National Mortgage Association (FNMA) totaling $38,124 and $27,288, respectively.

(6)  MORTGAGE SERVICING RIGHTS, NET
     ------------------------------


The following is an analysis of the mortgage servicing rights, net:

                                    1995    1994
                                   -------  ----

   Balance at beginning of year     $  --    --
   Origination of mortgage
     servicing rights                 105    --
   Amortization                        (3)   --
                                    -----  ----
                                    $ 102    --
                                    =====  =====

The fair value of capitalized mortgage servicing rights was estimated using a discounted cash flow model in 1995. Prepayment speed projections and market assumptions regarding discount rate, servicing cost, escrow earnings credits, payment float and advance cost interest rates were determined from guidelines provided by a third-party mortgage servicing rights broker.


                                       December 31,
                                      --------------
                                        1995    1994
                                      --------  ----
  Mortgage servicing rights            $   102   --
                                       =======  ====

  Unpaid principal balance of
    serviced loans for which
    mortgage servicing rights are
    capitalized                        $11,570   --
                                       =======  ====

  Unpaid principal balance of
    serviced loans for which there
    are no servicing rights
    capitalized                        $60,326   --
                                       =======  ====

(7)  OTHER REAL ESTATE OWNED
     -----------------------

Other real estate owned at December 31, 1995 and 1994 follows:

                                              1995        1994
                                           --------      ------
  Residential home                          $  --         192
  Undeveloped residential lot                  --          25
                                           --------      ------
                                            $  --         217
                                           ========      ======

(8)  PREMISES AND EQUIPMENT
     ----------------------

Premises and equipment are summarized as follows:

                                                     December 31
                                                ----------------------
                                                     1995   1994
                                                    ------  -----
Land                                               $  398    398
Land improvements                                      93     93
Building                                              128    128
Leasehold improvements                                276    129
Equipment and furniture                             1,024    755
                                                   ------  -----
                                                    1,919  1,503
Less accumulated depreciation
 and amortization                                     738    538
                                                   ------  -----
                                                   $1,181    965
                                                   ======  =====

The Company, as of December 31, 1995, was obligated under various lease agreements with terms of five, seven and ten years for a portion of its operating facilities. The Company renewed the five year lease for the main office facility in 1994, which will now expire in 1999, upon the same terms and conditions with the exception of a rental increase. The Bank also entered into a lease agreement in December, 1992 for additional space within the same building being currently occupied. This lease agreement began January 1, 1993 and corresponds with the expiration of the renewal lease for the main office facility. The Bank entered into two new lease agreements for a branch office facility and additional space for administrative offices in March of 1995. The lease terms are for five and ten years, respectively.

Minimum rental commitments under the lease agreements as of December 31, 1995 were as follows:

Year ending December 31     Amount
--------------------------  ------
     1996                     $149
     1997                      149
     1998                      149
     1999                       85
     2000                       49
     2001 and thereafter       186
                              ----
                              $767
                              ====

Rental expense under the lease agreements was $177, $105 and $95 for years 1995, 1994 and 1993, respectively.

(9)  DEPOSITS
     --------

Time deposits of $100 or more as of December 31, 1995 and 1994 aggregated $9,555 and $10,975, respectively. Interest expense on time deposits of $100 or more for 1995, 1994 and 1993 aggregated $699, $299 and $197, respectively.

(10) SHAREHOLDERS' EQUITY
     --------------------
(Share and per share data not in thousands)

The Company has an employee incentive stock option plan which provides for the issuance of up to 58,300 shares of common stock. Options granted under the plan will have an exercise price of not less than fair market value at the date options first become exercisable and will be exercisable during a fixed term, not to exceed ten years after the grant date. In the event options under the plan are granted to an individual owning more than 10 percent of the Company's common stock, the option price will be 110 percent of fair market value at the date of grant and must be exercised within five years. The exercise of options is dependent upon certain annual limitations. In the event of employment termination, other than death, options expire after three months of termination. Options to purchase 57,167 shares of common stock have been awarded under the plan to key employees of the Company of which 50,490 are outstanding at December 31, 1995 and 6,677 have been issued. The options to purchase shares are exercisable as follows:

                      Exercise  Price Per
                       Shares    Option
                      --------  ---------
     Prior to 1990       7,150     $ 9.09
     1990                7,150       9.55
     1991                7,590       9.55
     1992                7,150       9.77
     1993                7,150      10.00
     1994                4,125      11.91
     1995                5,775      16.13
     1996                3,575          *
     1997                  825          *
                        ------
                        50,490
                        ======

* Option prices per share are determined by the greater of fair market value of the common stock when the options first become exercisable or for $9.09 per share.

The stock options expire over various periods as follows: 2,640 shares in 1996 and 47,850 in 1999. As of December 31, 1995, 1,133 options were available for grant under the plan.

The ability of the Company to pay dividends to shareholders depends on the Company's profitability and other factors and is restricted by Federal banking regulations. As of December 31, 1995, the Company could distribute as dividends to shareholders as much as its retained earnings less dividends paid without prior approval from the Federal Reserve Bank. Within Federal banking regulations, the Company paid a cash dividend of 10.0 cents per share in March 1993, and 30.0 cents per share in March 1994. In February of 1995, the Company issued a stock dividend in the amount of 10.0 percent.

In connection with the initial common stock offering, organizers were granted warrants expiring in April 1999 to purchase 137,500 shares of common stock at $9.09 per share. The warrants are exercisable through April 1999. As of December 31, 1995, 275 warrants have been exercised.

(11) INCOME TAXES
     ------------

Income tax expense (benefit) consists of:

                Current  Deferred   Total
                -------  ---------  -----

1995:
     Federal       $448       (53)    395
     State           57        (9)     48
                   ----       ---     ---
                   $505       (62)    443
                   ====       ===     ===

1994:
     Federal        325        76     401
     State           56        14      70
                   ----       ---     ---
                   $381        90     471
                   ====       ===     ===

1993:
     Federal        368        (6)    362
     State           59       (12)     47
                   ----       ---     ---
                   $427       (18)    409
                   ====       ===     ===

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% for 1995, 1994 and 1993 to pre-tax income as shown on the table on the following page.

                                    1995   1994   1993
                                   ------  -----  -----
Computed "expected" tax
 expense                           $ 473    500    393
Reduction in income
 taxes resulting from:
Change in the beginning-
  of-the-year balance of the
  valuation allowance for
  deferred tax assets allocated
  to income tax expense               --     --    (12)
Tax-exempt interest
  income, net                        (51)   (65)   (29)
State income taxes, net of
 federal income tax benefit           32     46     42
Other, net                           (11)   (10)    15
                                   -----   ----   ----
                                   $ 443    471    409
                                   =====   ====   ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.

                                            1995   1994
                                            -----  ----
Deferred tax assets:
 Loans receivable, principally due to
  difference in allowance for loan loss     $ 269   192
 Accrued interest payable, principally
  due to difference in recognizing
  expense                                      --   230
 Unrealized loss on securities available
  for sale                                     98   465
 Other                                         57    41
                                            -----  ----
  Total gross deferred tax assets             424   928
    Less valuation allowance                   --    --
                                            -----  ----
Net deferred tax assets                       424   928
                                            -----  ----


Deferred tax liabilities:
Premises and equipment, principally
  due to differences in depreciation         29   28
 Receivables, principally due to
  differences in recognizing
  income                                    184  305
 Other                                       12   91
                                           ----  ---
  Total gross deferred tax liabilities      225  424
                                           ----  ---
Net deferred tax assets                    $199  504
                                           ====  ===

(12) NONINTEREST EXPENSE
     -------------------

Other expenses for 1995, 1994 and 1993 were as follows:

                             1995    1994   1993
                            -------  -----  ----
Advertising and public
 relations                   $  188    133    90
Data Processing                 184    150   130
Professional fees               165    151   113
Stationary, supplies
 and printing                   119     80    92
FDIC insurance                   95    161   123
Postage and freight              81     57    48
Travel and entertainment         66     50    48
Other real estate owned          12      7    16
Miscellaneous expense           402    368   313
                             ------  -----  ----
                             $1,312  1,157   973
                             ======  =====  ====

(13) RELATED PARTY TRANSACTIONS
     --------------------------

Certain directors and executive officers of the Company and certain corporations and individuals related to such persons incurred indebtedness, in the form of loans, as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

Following is a summary of activity during 1995 and 1994 for such loans:

                                   1995     1994
                                 --------  ------
     Outstanding loans at the
       beginning of the year      $1,164     927
     Loan origination                727     683
     Repayments                     (468)   (446)
                                  ------   -----
     Outstanding loans at the
       end of the year            $1,423   1,164
                                  ======   =====

Unused portions of lines of credit to directors, officers, or principal shareholders as of December 31, 1995 aggregated $820

During 1995 and 1994, the Company incurred $16 and $9, respectively, in expense to a law firm in which a director is of counsel to the firm. In addition, the law firm represents the Bank at certain mortgage loan closings with the firm's fees being paid by the borrower.

The Company leases its main office facility from a corporation controlled by a director (see note 7).

In 1991, the Company adopted a non-qualified deferred compensation plan which provides both death and retirement benefits to certain directors. The plan is unfunded but partially insured. The Company purchases and pays premiums for life insurance policies on the lives of the participants, with the Company as beneficiary. These premiums are paid from compensation deferred by the participants. Expense recognized under the plan was $25 for 1995, $22 for 1994 and $14 for 1993.

(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     -------------------------------------------------

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the company has in particular classes of financial instruments.

The following summarizes these instruments at December 31, 1995 and 1994:

                                   1995     1994
                                  -------  ------
Financial instruments whose
 credit risk is represented
 by contract amount:
  Commitments to extend credit    $13,041  10,424
  Standby letters of credit           297     302
                                  -------  ------
                                  $13,338  10,726
                                  =======  ======

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party and are normally issued in support of private borrowing. Most standby letters of credit expire in 1996. The credit risk involved in issuing letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers. Unless the standby letters of credit are unsecured, the Company requires 100% of the standby letters of credit to be collateralized.

(15) FEDERAL DEPOSIT INSURANCE CORPORATION
     IMPROVEMENT ACT OF 1991 (FDICIA)
     -------------------------------------

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) became law. While the FDICIA primarily addresses additional sources of funding for the SAIF and BIF, it also imposes a number of new, mandatory and discretionary supervisory measures on financial institutions.

The FDICIA requires financial institutions to take certain actions relating to their internal operations and also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

Furthermore, the FDICIA establishes five capital categories and specifies supervisory actions in regard to undercapitalized institutions. The regulation, which became effective December 19, 1992, ties the capital categories to three capital measures: total risk-based, Tier 1 risk-based and leverage capital.
The definitions of Tier 1 and total capital under the FDICIA are similar to the definitions under the previously existing capital guidelines, except for the ratio of tangible equity to total assets used to define critically undercapitalized.

The ratios for each category are as follows:


                                     Total       Tier 1
                                  risk-based   risk-based    Leverage
Capital Category                     ratio        ratio       ratio
--------------------------------  -----------  -----------  ----------
Well capitalized                     > 10.00%      > 6.00%     > 5.00%
                                     -             -           -
Adequately capitalized             8.00-9.99    4.00-5.99   4.00-4.99
Undercapitalized                   6.00-7.99    3.00-3.99   3.00-3.99
Significantly undercapitalized          6.00         3.00   2.01-2.99
Critically undercapitalized               --           --        2.00


At December 31, 1995, the Bank's total risk-based ratio was 12.95%, Tier 1 risk-based ratio was 11.80% and leverage ratio was 7.46%, based on Tier 1 capital of $8,508 and leverage capital of $8,508 as defined.

Any adjustments made to shareholders' equity in regard to unrealized gains for available for sale investment securities, are not included in capital for regulatory purposes. At this time, it is uncertain as to the impact of these adjustments to future regulatory capital computations.

The prompt corrective action framework created by the FDICIA establishes a series of increasingly severe mandatory and discretionary supervisory actions that would be applied to institutions classified as undercapitalized, significantly undercapitalized, or critically undercapitalized. Generally, the FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days (with extensions up to one year) and appoint a receiver within one year of becoming critically undercapitalized (with a very narrow exception).

(16) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------------

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") issued by the FASB.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The Company's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Fair value is estimated for loan portfolios with similar financial characteristics. Loans are segregated by category such as commercial, commercial real estate, residential mortgage, and other installment. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that
reflect the credit and interest rate risk inherent in the loan.   The estimate
of average maturity is based on the Bank's historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

For adjustable rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. The Company's interest rate risk is considered insignificant since the majority of the Company's adjustable rate loans are based on prime rates or one year Constant Maturity Treasuries ("CMT") rates and adjust monthly or generally not greater than one year

Under SFAS 107, the fair value of deposits with no stated maturity, such as Noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand at December 31, 1995. The fair value of certificates of deposits is based on the discounted value of contractual cash flows.

The discount rate is estimated using alternative borrowing rates adjusted for maintenance and insurance costs.

The following table presents information for the Company's financial instruments at December 31, 1995:

                                December 31, 1995
                                -----------------
                                Carrying   Fair
                                 Amount    Value
                                --------  -------

Financial assets:
  Cash and due from banks       $  4,051    4,051
  Federal funds sold               4,200    4,200
  Debt instruments secur-
    ities available for sale      17,260   17,260
  Investment securities
    held to maturity               3,897    3,947
  Loans receivable                76,595   75,857

Financial liabilities:
  Deposits                       104,233  103,593

The contracts amount and related fees of the Company commitments to extend credit, standby letters of credit, and financial guarantees approximates fair value (see Note 14 for the contractual amounts of the Company's financial instrument commitments).

(17) PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
     -----------------------------------------
(Parent Company only)

CONDENSED BALANCE SHEETS:
                                                              December 31,
                                                         ------------------
                                                            1995       1994
                                                         -------     ------
Assets:
 Cash                                                    $     3         --
 Cash in subsidiary bank                                     166         89
 Investment in subsidiary bank                             8,345      6,723
 Investment in subsidiary mortgage company                    54         --
 Premises and equipment, net                                 461        466
 Other assets                                                 10        148
                                                         -------     ------
                                                         $ 9,039      7,426
                                                         =======     ======
Liabilities:
 Other liabilities                                            84         35
Shareholders' equity                                       8,955      7,391
                                                         -------     ------
                                                         $ 9,039      7,426
                                                         =======     ======


CONDENSED STATEMENT OF INCOME:
                                                              For years ended
                                                        ---------------------------
                                                            1995       1994    1993
                                                         -------     ------    ----
Income:
 Interest on deposits in subsidiary bank                 $     5          9      10
 Other                                                        30         30      30
                                                         -------     ------    ----
                                                              35         39      40
                                                         -------     ------    ----
Expenses:
 Other                                                       146        127     134
                                                         -------     ------    ----
                                                             146        127     134
                                                         -------     ------    ----
Loss before income taxes and equity in income
 of subsidiaries                                            (111)       (88)    (94)
Income tax benefit                                            42         33      35
                                                         -------     ------    ----
Loss before equity in income of
 subsidiaries                                                (69)       (55)    (59)
Equity in income of subsidiary mortgage company                4         --      --
Equity in income of subsidiary bank                        1,012      1,056     807
                                                         -------     ------    ----
Net income                                               $   947      1,001     748
                                                         =======     ======    ====



CONDENSED STATEMENT OF CASH FLOWS:
                                                              For years ended
                                                        --------------------------
                                                            1995       1994    1993
                                                         -------     ------    ----
Cash flows from operating activities:
 Net income                                              $   947      1,001     748
 Adjustments to reconcile net income to net cash used
  by operating activities:
  Equity in income of subsidiary                          (1,012)    (1,056)   (807)
  Equity in income of mortgage company                        (4)        --      --
  Other, net                                                 135       (231)    114
                                                         -------     ------    ----
  Net cash provided (used by) operating activities:           66       (286)     55
                                                         -------     ------    ----

Cash flows from investing activities:
 (Increase) decrease in deposits in subsidiary bank          (77)       165      30
                                                         -------     ------    ----
  Net cash (used in) provided by investing activities        (77)       165      30
                                                         -------     ------    ----

Cash flows from financing activities:
 Proceeds of stock issuance                                    8         40      --
 Dividends received                                           --        200      --
 Dividends paid                                               --       (184)    (61)
                                                         -------     ------    ----
  Net cash provided by (used by) financing activities          8         56     (61)
                                                         -------     ------    ----
  Net increase (decrease) in cash                              3        (65)     24
Cash at beginning of year                                    ---         65      41
                                                         -------     ------    ----
Cash at end of year                                      $     3         --      65
                                                         =======     ======    ====

Supplemental information:
 Cash paid during the period for:
  Income taxes                                           $   236        574     197

The Company has a land lease agreement with the Bank for the property on which the Bank's branch office was constructed. The term of the lease is five years, terminating in December 1996, with rental fees totaling $30 in each of 1995, 1994 and 1993.


ITEM 2.   PROPERTIES

     The Bank's main offices are located at 10570 South U.S. Highway #1, Port St. Lucie, Florida, in a three-story building called the Port St. Lucie National Bank building, where the Bank leases approximately 6,000 square feet. The term of the original lease for 3,000 square feet expires in April 1999. The lease of an additional 1,800 square feet in the same building expires in September 1998. In December 1992, an agreement was reached to lease an additional 1,200 square feet in the same building, which expires in 1999. This facility has and continues to be satisfactory for the Company's use.

     In December 1989, the Company acquired approximately 1.6 acres of unimproved property on Port St. Lucie Boulevard, west of the St. Lucie River and east of the Florida Turnpike. The Bank was approved for a branch office on this site in April 1991. The branch office opened in December 1991 in a 1,440 square foot modular building with two drive-in lanes. This structure will be replaced by a larger permanent structure when sufficient growth is obtained using the modular facility and if the local market can support additional commercial office space.

     The Company entered into two new lease agreements for a branch office facility and for administrative offices in the same building in St. Lucie West, effective in March of 1995. These facilities also serve as corporate headquarters for the Company. The branch facility lease is for 4,320 square feet and has a 10 year term with a five year renewal option with a rental increase. The lease for the administrative offices is for 1,200 square feet and has a five year term.

ITEM 3.   LEGAL PROCEEDINGS
     There are no pending or anticipated legal proceedings against the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market
------

     There is currently no established public trading market for the Company's Common Stock. For information as to the Company's Warrants, see Item 12, "Certain Relationships and Related Transactions."

     Management of the Company believes that the following table sets forth the high and low prices paid for the Company's Common Stock in actual purchase/sale transactions (as opposed to original issuances by the Company) as reflected in the records of the Company (which acts as its own transfer agent) for the last two years:

            Quarter Ended            High Price  Low Price
            -------------            ----------  ---------

            Fiscal Year 1994:
               March 31, 1994            $12.00     $12.00
               June 30, 1994             $12.50     $12.50
               September 30, 1994        $13.25     $12.50
               December 31, 1994         $14.00     $13.25

            Fiscal Year 1995:
               March 31, 1995            $14.00     $14.00
               June 30, 1995             $15.00     $14.25
               September 30, 1995        $16.00     $16.00
               December 31, 1995         $17.00     $16.00


     The approximate number of holders of the Company's Common Stock as of March 1, 1996, based upon the number of record holders, is 806.

     As of March 1, 1996, the aggregate amount of shares of Common Stock subject to outstanding Options and outstanding Warrants was 50,490 and 150,947.5, respectively. For information as to the Options, see Item 10, "Executive Compensation."

DIVIDENDS
---------

     The Board of Directors of the Company considers earnings, capital requirements, regulatory dividend limitations, the financial condition of the Company, and other relevant factors in determining the payment of dividends to shareholders. Cash dividends paid in 1994, 1993, and 1992 were 30.0 cents, 10.0 cents and 7.5 cents per share, respectively. In 1995, a cash dividend was not declared. As a result of past and planned growth, the Board of Directors declared a stock dividend of 10% to shareholders of record on February 16, 1995 and again on February 15, 1996.

     The ability of the Company to pay dividends to its shareholders depends almost entirely on the earnings of the Bank and the Bank's ability to pay dividends to the Company. The Company is entitled to receive dividends as and when declared by the Board of Directors of the Bank out of funds legally available therefor, subject to the restrictions set forth in the National Bank Act. Section 56 of the National Bank Act states that no dividends will be paid in an amount greater than the Bank's undivided profits (as each term is defined under the National Bank Act).

     Section 60 of the National Bank Act provides that no dividends may be declared until the Bank's surplus fund is equal to its common capital; provided, however, that quarterly or semi-annual dividends may be paid if at least ten percent of the Bank's net income from the preceding six-month period have been carried to the surplus fund, and annual dividends may be paid if at least ten percent of the Bank's net income from the preceding two consecutive six-month periods have been carried to the surplus fund. Additionally, cash dividends must receive the prior approval of the OCC if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net income for that year plus its retained net income from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock.

     The payment of all stock dividends by the Bank must receive the prior written approval of the OCC. The OCC also has the authority under the National Bank Act to prohibit the payment of cash dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION
------------

Port St. Lucie National Bank Holding Corp. (the "Company") went from a development stage entity to a one bank holding company on April 3, 1989, with Port St. Lucie National Bank (the "Bank") being chartered and opened for business on that date. During 1988 and 1989, the Company raised $6,104 net of offering and issuance costs, from the public sale of common stock to approximately 900 local investors, and invested $5,000 in the Bank to acquire 100% of its outstanding common stock.

This section of the annual report provides a narrative discussion and analysis of the Company's financial condition for the last two years ended December 31, 1995 and 1994 and results of operations for the last three years ended December 31, 1995, 1994 and 1993. All tables, financial statements and notes to the statements should be considered an integral part of this analysis.

OVERVIEW
--------

In 1995, the Company made significant investments in future growth and earnings. The Bank opened its third office in the rapidly developing St. Lucie West community. The St. Lucie West leased facility represents a 70% increase in total facilities square footage. This new office will not only serve the St. Lucie West community, but it will also provide a corporate base, and capacity to support future growth and expansion.

In addition, the Company obtained regulatory approval to create and operate a de novo mortgage banking company in January of 1995. Spirit Mortgage Corp. is a wholly owned subsidiary of the Company and began operations late in the first quarter. Spirit Mortgage Corp. operates primarily outside of the market area in which the Bank operates. By year end, Spirit Mortgage Corporation had established several business sources and recouped the capital the Company originally invested. This positions Spirit Mortgage Corp. to play a greater role in the Company's earnings in 1996.

The Company also invested in personnel in 1995. Key personnel were hired after lengthy searches to lead the St. Lucie West office, Spirit Mortgage Corp. and to provide company-wide operational support and capacity for future growth.

All of the above described investments contributed to the Company's 19.1% growth rate in 1995, which is approximately three times that of the Company's market. These investments did have a cost in 1995 as operating expenses increased in comparison to 1994. While net interest income and noninterest income were both greater in 1995 than in 1994, the increases were not enough to keep net income from slipping to $947 as compared to $1,001 in 1994.

Net interest income growth was slowed in 1995 due to a reduced net interest margin. Interest rate increases of 300 basis points during 1994 and early 1995 coupled with rapid time deposit growth in the fourth quarter of 1994 and first quarter of 1995, pushed the cost of funds up significantly in 1995. While interest rates were declining in the last three quarters of 1995, the Company diversified loan growth into higher yielding products. High cost deposits were allowed to runoff without replacement due to the sale of lower yielding adjustable rate real estate loans. These actions were largely responsible for an improvement in the net interest margin the last half of 1995. Recent interest rate cuts of 25 basis points each in December of 1995 and January of 1996 will slow the improvement in the net interest margin however, the Company believes that the improved balance sheet positioning will allow for an improvement in the net interest margin in 1996.

On February 1, 1996, BFP (Banking Financial Partners, a division of Legg Mason) began providing nondeposit investment alternatives in the Bank's facilities to better service the Bank's customers and market. BFP rents space from the Bank to provide these brokerage services. This new contracted service is the culmination of more than a year's effort to find the means to provide the best quality nondeposit investment services within strict regulatory compliance. The Company expects the relationship with BFP to reinforce existing relationships with the Bank, attract new customers and increase fee income.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES Consolidated Average Balance Sheet and Summary of Net Interest Income
                 Years ended December 31, 1995, 1994 and 1993
                            (Dollars in thousands)



                                                         1995                          1994                        1993
                                              -------------------------     -------------------------    -------------------------
                                              Average                       Average                      Average
                                              Balance   Interest  Yield     Balance   Interest  Yield    Balance   Interest  Yield
                                              -------   --------  -----     -------   --------  ------   -------   --------  -----
ASSETS
Earning Assets:
  Loans (net of unearned income)(1)(3)       $ 70,919    5,939      8.37 % $ 46,747     3,611     7.72 % $ 31,853    2,482    7.79%
  Non-taxable loans (2)                           610       44      7.21        781        62     7.95        236       16    6.78
  Loans held for sale                           2,709      212      7.83      2,591       216     8.34      1,628      123    7.56
  Taxable investment securities                 6,534      402      6.15      5,354       335     6.26     22,270    1,344    6.04
  Non-taxable investment securities (2)         3,355      233      6.94      3,130       226     7.21      1,592      114    7.16
  Investment securities available for sale     19,173    1,188      6.20     22,933     1,331     5.80      5,090      237    4.66
  Federal funds sold                            2,911      169      5.81        959        37     3.86      2,048       60    2.93
                                             ---------  -------   -------   --------   -------   ------   --------   ------  -----
     Total earning assets                     106,211    8,187      7.71     82,495     5,818     7.05     64,717     4,376   6.76

Noninterest earning assets:
  Cash and due from banks                       2,880                         2,351                         1,997
  Premises and equipment (net)                  1,156                           889                           924
  Other assets                                  1,734                         1,371                         1,172
  Allowance for loan losses                      (774)                         (653)                         (553)
                                             ---------                      --------                      --------
     Total noninterest earning assets           4,996                         3,958                         3,540
                                             ---------                      --------                      --------
       Total assets                         $ 111,207                      $ 86,453                      $ 68,257
                                             =========                      ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits                           $  13,260      446      3.36 % $ 13,036       218     1.67 % $ 11,292       206   1.82 %
  Money market deposits                         6,440      185      2.87      8,328       193     2.31      8,424       202   2.40
  Savings deposits                             12,332      449      3.64      6,093       121     1.98      5,213       103   1.98
  Time deposits                                53,231    3,034      5.70     34,561     1,517     4.39     24,985     1,097   4.39
  Other borrowings                                835       50      5.99      2,298       113     4.94        108         4   3.70
                                             ---------  -------   -------   --------   -------   ------   --------   ------  -----
     Total interest bearing liabilities        86,098    4,164      4.84     64,316     2,162     3.36     50,022     1,612   3.22

Noninterest bearing liabilities:
  Demand deposits                              14,972                        13,169                        10,171
  Other liabilities                             1,988                         1,596                         1,150
                                             ---------                      --------                      --------
     Total noninterest bearing liabilities     16,960                        14,765                        11,321
                                             ---------                      --------                      --------
     Total liabilities                        103,058                        79,081                        61,343

Shareholders' equity                            8,149                         7,372                         6,914
                                             ---------                      --------                      --------
     Total liabilities and shareholders'    $ 111,207                      $ 86,453                     $  68,257
      equity                                 =========                      ========                      ========

Net interest spread/rate                               $ 4,023      2.87              $ 3,656     3.69              $ 2,764   3.54
                                                        =======     ----               =======    -----              =======  ----
Impact of noninterest bearing liabilities                           0.92                          0.74                        0.73

Net interest margin                                                 3.79 %                        4.43 %                      4.27 %
                                                                    =====                         ====                        =====


(1) Net loans fees recognized are included in calculation of average loan yields.
(2) Taxable equivalent basis, net of interest disallowance using a 34% tax rate.
(3) Nonaccruing loans are included in the average amount of loans outstanding as well as in the calculation of average yields.

FINANCIAL PERFORMANCE SUMMARY
-----------------------------

During 1995, the Company continued its trend of growth well in excess of market growth. This growth was bolstered by the opening of a new office, a new mortgage banking subsidiary and operational expansion. With the increased overhead of new operations and a reduced net interest margin, earnings in 1995 was slightly down. Primary earnings per share for 1995 was $1.28 as compared to $1.40 and $1.06 in 1994 and 1993, respectively. Net income was $947 in 1995 as compared to $1,001 in 1994 and $748 in 1993.

In 1995, interest income and noninterest income increased more than 40% and 50%, respectively, over 1994. However, these large increases were not enough to offset interest expense and noninterest expense increases of more than 90% and 30%, respectively, over 1994. Growth in time deposits in late 1994 and early 1995 pushed up interest expense in 1995. Rate changes in these time deposits lagged rate sensitive assets as interest rates declined slightly in 1995. The opening of a new office in March, the origination of a new mortgage banking company in January and operational growth all contributed to the increase in noninterest expense in 1995. Overall in 1995, the Company grew in asset size by 19.1% while earnings decreased slightly by 5.4%.

In 1994, increased net interest income was the most significant contribution to the Company's improved financial performance. Several factors influenced the improved net interest margin. Rising interest rates coupled with a slightly asset sensitive interest rate positioning helped improve net interest income in 1994. A higher loan to deposit ratio and asset quality that maintained the provision expensed for loan losses in 1994 at about the same level as 1993 also contributed to the improvement in income. Modest increases in noninterest expenses and a decline in gains on sale of loans held for sale were more than offset by the increase in net interest income. Overall in 1994, the Company increased earnings by 33.8% and grew in asset size by 19.5%.

In 1993, the Company's improved financial performance was due to increases in net interest income and from increases in noninterest income which were in excess of increases in noninterest expenses. Loan growth in all categories was the most significant factor in net interest income and in noninterest income increases. Noninterest expenses were not impacted by new office expenses as in 1992 and increased primarily due to personnel expenses associated with growth in assets. Overall in 1993, the Company grew in asset size by 36.8% and earnings increased by 78.9%.

EARNINGS ANALYSIS
-----------------

NET INTEREST INCOME

Net interest income is the difference between revenue generated from earning assets and the interest cost of funding those assets. Net interest income for 1995 was $3,945, an increase of $387 or 10.9% over 1994. This improvement is primarily due to loan growth. Although net interest income is greater than 1994, the percentage improvement did not keep pace with asset growth as in previous years.

Net interest margin in 1995 was 3.79%, a decrease of 64 basis points or 14.4% from 1994. The yield on interest earning assets increased from 7.05% in 1994 to
7.71 in 1995. This 66 basis point or 9.4% increase was primarily the result of loan growth in 1995. The yield on interest bearing liabilities increased from 3.36% in 1994 to 4.84% in 1995. This 148 basis point or 44.0% increase was primarily due to growth in time deposits balances during the fourth quarter of 1994 and first quarter of 1995, however, lagging repricing in a declining interest rate environment and higher rates on other interest bearing liability products accounted for over 40% of the increase. In summary, reliance on higher cost interest earning liabilities early in the year negatively impacted the net interest margin by 64 basis points in 1995.

Although the Company's net interest margin declined in 1995, several steps were taken during 1995 that began increasing the net interest margin in late 1995 and provides a base for continued improvement in 1996. Diversification of loan growth into higher yielding consumer and commercial loans began slowly in 1995 and increased during the year in concert with loan demand. Time deposit growth was slowed with rate reductions beginning in the second quarter of 1995, with volume being replaced by premium priced but lower cost savings deposits. Loan growth was partially funded by the maturity or sale of lower yielding investment securities available for sale. In addition, a package of lower yielding adjustable rate residential mortgage loans in the amount of $10,600 was sold early in the fourth quarter of 1995. The resulting liquidity was used to allow higher cost time deposits to mature without replacement and allow the runoff of volatile high cost interest bearing demand deposit accounts. These factors combined to improve the net interest margin in the fourth quarter as compared to the net interest margin for the year. It should be noted that while an improved net interest margin is anticipated in 1996, recent reductions by the Federal Reserve Board (FED) in the discount rate of 25 basis points in December 1995 and again in January of 1996, will slow the improvement. Further interest rate cuts could negate recent improvements due to the Company's balanced interest rate position and the economic slow down that would foreshadow any further interest rate cuts.

 _______________________________________________________________________________
                    ANALYSIS OF INTEREST INCOME AND EXPENSE

                                          1995 versus 1994                                1994 versus 1993
                                      Increase (Decrease) due to change in     Increase (Decrease) due to change in
                                         Volume          Rate        Net       Volume           Rate           Net
                                     ---------------  ----------  ----------  ---------  ------------------  --------
INTEREST INCOME:
           Loans                             $2,024         304       2,328    $ 1,151                 (22)    1,129
 Nontaxable loans                               (10)          6          (4)        28                   2        30
 Loans held for sale                              9         (13)         (4)        80                  13        93
 Taxable investment securities                   73          (6)         67     (1,058)                 49    (1,009)
 Nontaxable investment securities                11           2          13         73                   1        74
 Investment securities available
   for sale                                    (234)         91        (143)     1,035                  59     1,094
 Federal funds sold                             113          19         132        (42)                 18       (23)
                                             ------        ----       -----    -------                 ---    ------
     Total interest income                    1,986         403       2,389      1,267                 120     1,388
                                             ------        ----       -----    -------                 ---    ------

INTEREST EXPENSE:
 Interest bearing demand deposits                 8         220         228         29                 (17)       12
 Money market deposits                          (54)         46          (8)        (2)                 (7)       (9)
 Other savings deposits                         227         101         328         18                  --        18
 Time deposits                                1,064         453       1,517        420                  --       420
 Federal funds purchased                        (87)         24         (63)       108                   1       109
                                             ------        ----       -----    -------                 ---    ------
     Total interest expense                   1,158         844       2,002        573                 (23)      550
                                             ------        ----       -----    -------                 ---    ------
     NET INTEREST INCOME                     $  828        (441)        387    $   694                 143       838
                                             ======        ====       =====    =======                 ===    ======

________________________________________________________________________________

Net interest margin in 1994 was 4.43%, an increase of 16 basis points or 3.7% from 1993. The yield on interest earning assets was 7.05%, an increase of 29 basis points or 4.3% from 1993. The increase can be primarily attributed to higher yielding loan growth which accounted for almost 84% of total average interest earning asset growth. The yield on interest bearing liabilities increased 14 basis points or 4.3% from1993. The increase in yield on interest bearing liabilities was due to the increase in other borrowing in 1994. In summary, loan growth and interest earning assets, which were more interest rate sensitive than interest bearing liabilities, resulted in the 16 basis point increase in net interest margin in 1994.

The analysis of interest income and interest expense table demonstrates the impact on net interest income of changes in the volume and changes in rates of earning assets and interest bearing liabilities. The changes for each category from income and expense are divided between the portion of change attributable to the variances in average levels and rates for that category with the amount of change attributable to rate volume allocated to the volume variance.

The above table indicates that the $387 increase in net interest income in 1995 was the combined effect of a favorable volume variance of $828 and a unfavorable rate variance of $441. The unfavorable rate variance was the result of increases in cost of funds exceeding the increases in interest earning assets. The overall net interest income increase continues the previous years trends.

NONINTEREST INCOME

Noninterest income is derived primarily from fees on customer services and from the gains on sale of loans held for sale. Noninterest income continues to be an important contributor to the net income of the Company. In 1995, noninterest income was $1,171, an increase of $415 or 54.9% from 1994. The primary components of noninterest income are service charges on deposit accounts which totaled $578 and gain on sale of loans held for sale which totaled $323 in 1995.

Service charges on deposit accounts income increased $157 or 37.3% in 1995. Average noninterest bearing demand deposit account growth in 1995 of 13.7% and increases in selected service charges which became effective August 1, 1995 were primary contributors to the increased service charge income in 1995.

Gains on sale of loans held for sale increased significantly in 1995. Net interest income from gain on sale of loans was $323 as compared to $49 in 1994. A rally in long term bond prices in 1995, lowered the fixed rates on mortgage loans. These lower rates improved demand for traditional 15 and 30 year fixed rate residential mortgages in the second half of 1995. In some cases, improved pricing through Spirit Mortgage Corp. increased sales and gains on sales. In the fourth quarter, $10,600 in adjustable rate residential real estate loans were sold.

________________________________________________________________________________
                         ANALYSIS OF NONINTEREST INCOME

                                                               1995/1994 Change    1994/1993 Change
                                                              ------------------  ------------------
                                         1995    1994  1993    Amount   Percent    Amount   Percent
                                       --------  ----  -----  --------  --------  --------  --------

Service charges on deposit accounts     $  578    421   339      $157      37.3%    $  82      24.2%
Mortgage servicing fees                     73     71    54         2       2.5%       17      32.2%
Gain on sale of loans held for sale        323     49   341       274     559.2%     (292)    -85.6%
Gain on sale of investment
 securities available for sale             (59)    12    28       (71)   -591.7%      (16)    -57.1%
Gain on sale of real estate owned          (13)     6     0*      (19)   -316.7%        6        --
Other fees for customer services           269    197   122        72      36.7%       75      61.1%
                                        ------   ----  ----      ----               -----
                                        $1,171    756   884      $415      54.9%    $(128)    -14.5%
                                        ======   ====  ====      ====               =====
* Rounds to zero.

________________________________________________________________________________

In addition to the above sale increases, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 (SFAS No. 122), in the fourth quarter of 1995. The recognition of gains associated with mortgage servicing rights on the loans sold inthe fourth quarter amounted to $105 or 32.5% of the total gains on sale of loans held for sale in 1995. The volume of loans held for sale in 1996 will depend on the demand for residential real estate loans, which will be governed by the economy and the interest rate levels. The gain realized on loans held for sale that are sold servicing retained will be increased as a result of recognizing mortgage servicing rights on the sale as prescribed by SFAS No. 122.

Noninterest income from mortgage servicing fees increased slightly from $71 in 1994 to $73 in 1995. The increased sales level in the fourth quarter of loans held for sale provided additional net volume increase. In 1996, mortgage servicing fees can be expected to increase more slowly in comparison to the volume of new loans serviced than in the past. With the adoption of SFAS No. 122 and the recognition of mortgage servicing rights upon sale of the loan, the resulting asset must be amortized over the expected life of the servicing, which consequently reduces the monthly servicing fee recognized. This accounting treatment only applies to those loans sold servicing retained since the adoption of SFAS No. 122 at the beginning of the fourth quarter of 1995.

NONINTEREST EXPENSE

Total noninterest expense in 1995 was $3,520, an increase of $841 or 31.4% over 1994. This increase is the result of banking operations growth and overhead related to the opening of a new office in March of 1995 and the formation of Spirit Mortgage Corp. in January of 1995.

Compensation and employee benefit expense in 1995 was $1,690, an increase of $496 or 41.5% over 1994. The increase is primarily due to the staffing of the new office and Spirit Mortgage Corp., and to support increased volume in operations. Budgeted merit and promotional increases also contributed to the increase. In 1996, the only increases in compensation and employee benefits anticipated are for operational support and annual merit and promotional increases.

Occupancy and furniture and equipment expenses were $304 and $214, respectively. This represented increases of $93 or 44.1% and $97 or 82.9%, respectively. The increases again reflected the addition of a new office and Spirit Mortgage Corp. Occupancy and furniture expenses should see little increase in 1996, however several budgeted technological improvements will increase equipment expense again in 1996. The significance of the increase will depend on the timing of implementation during the year.

Advertising and public relations expense increased $55 or 41.4% in 1995. The increase is directly related to the promotional activities used to market the opening of the new office in March of 1995. Advertising and public relations is anticipated to increase only in proportion to the growth of the Company in 1996.

Data processing expense was $184 in 1995, an increase of $34 or 22.7%. The increase reflects the growth of the Company's operations during the year. A contract extension for data processing was negotiated in 1995 which will extend the Company's current contact from September 1996 through August 1999. An increase in expense can be expected in 1996 as a result of increased volume and the budgeted addition of new data processing features and services.

 ________________________________________________________
ANALYSIS OF NONINTEREST EXPENSE

                             1995    1994   1993
                            -------  -----  -----
Compensation and
 employee benefits           $1,690  1,194  1,022
Occupancy                       304    211    194
Furniture and equipment         214    117     91
Advertising and public
 relations                      188    133     90
Data Processing                 184    150    130
Professional fees               165    151    113
Stationary, supplies
 and printing                   119     80     92
FDIC insurance                   95    161    123
Travel and entertainment         66     50     48
Other real estate owned          12      7     16
Miscellaneous expenses          483    425    361
                             ------  -----  -----
                             $3,520  2,679  2,280
                             ======  =====  =====
-------------------------------------------------

FDIC insurance premium expense was $95 in 1995, a decrease of $66 or 41.0%.
This decrease in 1995 was due to the Bank Insurance Fund (BIF) reaching its targeted funding level in May of 1995. Beginning in January 1996 and until further notice, well capitalized banks will only be charged the minimum premium of $1 semi annually. The Bank currently meets the well capitalized criteria and expects to remain in the well capitalized category for the foreseeable future. The remaining noninterest expense categories increased collectively 18.5% in 1995. This increase is consistent with the Company's overall growth rate in 1995 of 19.1%.

In 1994, noninterest expense totaled $2,679, an increase of $399 or 17.5% over 1993. The largest dollar increase in individual categories were compensation and employee benefits and FDIC insurance with increases of $172 or 16.8% and $38 or 30.9% over 1993, respectively. Compensation and employee benefits expense reflected growth in staff to support operations and budgeted merit and promotional increases. The FDIC insurance premium expense reflected growth in deposits as the rate remained constant at 23 basis points between 1993 and 1994. All other noninterest expense categories collectively increased $66 or 19.8% in 1994 as compared to 1993. This increase is consistent with the Company's overall growth rate of 19.5% in 1994.

INCOME TAXES

Income tax expense was $443 in 1995, a decrease of $28 or 5.9% over 1994. The decreased tax expense reflects a decrease in income before taxes of $82 or 5.6% over 1994. Income tax expense was $471 in 1994, an increase of $62 or 15.2% over 1993. The increased tax expense reflects an increase in net income before income taxes of $315 or 27.2%, which was mitigated by increased average balances of tax exempt municipal securities and municipal loans.


LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

Liquidity and the sensitivity of future earnings to interest rate changes are carefully monitored by Company management. Liquidity is the capacity to raise cash quickly when funds are needed. The Company's goal is to maintain adequate liquidity to meet potential funding needs of loan and deposit customers by maintaining a stable base of core deposits and other interest bearing funds, accessibility to regional funding sources and readily marketable assets. Adequate earnings and capital are also important in maintaining acceptable liquidity levels.

Long term liquidity needs are provided by a large core deposit base and a strong capital position. The most stable source of bank liquidity comes from core deposits which represent long term relationships with deposit customers. Core deposits as a percentage of total assets has been improving over the past several years.

Actions taken by the Company in 1995 to improve the net interest margin also served to increase this core deposit percentage by allowing volatile funds to mature or runoff by selling lower yielding investment securities and loans. At year end 1995, core deposits were at 82.7% of total assets as compared to 78.6% and 68.4% of total assets in 1994 and 1993, respectively.

Those deposits not considered by management to be core deposits consist of time deposits of $100 or greater and volatile municipal deposits. Time deposits of $100 or greater decreased to 8.4% of total assets as compared to 11.4% in 1994. There were no municipal deposits considered to be volatile at year end 1995 as compared to 2.1% of total assets at year end 1994.

Short term needs for funds are created by withdrawal of deposits, draw downs of commitments and requests for new loans. These needs for funds are being met by core deposit growth, investment security maturities, principal repayments and sale of investment securities designated as available for sale. These sources have usually been adequate to meet funding needs. Timing differences of a few days between funds availability and funding needs have been met utilizing unsecured federal funds purchase lines established at correspondent banks. At December 31, 1995, there were no borrowings from this source.

To meet more significant funding needs or funding needs of a longer duration, the Company joined the Federal Home Loan Bank (FHLB) in 1993. The Company's residential real estate portfolio and capital position currently supports $19,000 in potential borrowing from the FHLB. There was no borrowing from the FHLB at December 31, 1995.

An adequate capital level contributes to long term liquidity by reducing the need to continually access funding sources. The Company's Tier 1 leverage capital ratio remained more than adequate at 7.95% at year end 1995. Tier 1 ratios at year end 1994 and 1993 were 8.5% and 9.1%, respectively. The Company projects that the Tier 1 ratio will continue to decline, however more slowly, in 1996, assuming growth and earnings goals are reached, and will continue to remain at a more than adequate level.

Other sources of liquidity are investment securities available for sale and loans held for sale and can include federal funds sold. At December 31, 1995, the balance in investment securities available for sale was $17,260, down only $84 from December 31, 1994. Liquidity improved during the year as rates fell and market values on these securities improved. Loans held for sale increased to $5,835 at year end from $712 at year end 1994. These loans are held on average less than a month before they are funded by the buyer. By controlling the volume, liquidity can be readily available from this source.

INTEREST RATE SENSITIVITY

Unlike commercial companies, a substantial portion of the Company's assets are monetary in nature. Accordingly, the effects of changes in interest rates are more relevant than changes in the general level of consumer prices, which may not move in the same direction or magnitude as interest rates. Interest sensitivity management is concerned with optimizing the effects of interest rate changes on net interest income. Interest sensitivity is measured by gaps, defined as the difference between interest sensitive assets and interest sensitive liabilities within any specific time frame.

The Interest Rate Sensitivity table illustrates the Company's gap position at December 31, 1995. The table should not be viewed as the only factor in determining the impact of interest rate changes on net interest income. Certain assumptions have been made in the construction of the table. For example, loans and investments have been assigned rate sensitivity categories according to their maturities, call schedules, or scheduled rate adjustments without regard to payment schedules or to the liquidity of those interest sensitive assets.

 _______________________________________________________________________________
                       INTEREST RATE SENSITIVITY ANALYSIS
                               DECEMBER 31, 1995

                                        Immediately
                                        adjustable   2 days    90 days    6 month
                                         or 1 day    through   through    through      Over     Noninterest
                                         maturity    90 days  6 months   12 months   12 months   sensitive     Total
                                        -----------  -------  ---------  ----------  ---------  ------------  -------
ASSETS
 Loans (net of unearned income)             $20,625    4,479     6,375      11,744      33,372         ----    76,595
 Federal funds sold                           4,200     ----      ----        ----        ----         ----     4,200
 Non-taxable investment securities             ----     ----      ----         372       3,525         ----     3,897
 Investments available for sale                ----    9.885     1,011        ----       6,364         ----    17,260
 Loans held for sale                           ----    5,835      ----        ----        ----         ----     5,835
 Noninterest earning assets                    ----     ----      ----        ----        ----        6,746     6,746
                                            -------   ------   -------      ------      ------      -------   -------
     Total assets                           $24,825   20,199     7,386      12,116      43,261        6,746   114,533
                                            =======   ======   =======      ======      ======      =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest bearing demand deposits             7,996     ----      ----        ----        ----         ----     7,996
 Money market deposit accounts                5,680     ----      ----        ----        ----         ----     5,680
 Savings deposits                             4,035     ----    17,082        ----        ----         ----    21,117
 Time deposits                                 ----   13,337     8,655      17,379      10,058         ----    49,429
 Noninterest bearing demand
  deposits                                     ----     ----      ----        ----        ----       20,011    20,011
 Other liabilities                             ----     ----      ----        ----        ----        1,345     1,345
 Shareholders' equity                          ----     ----      ----        ----        ----        8,955     8,955
                                            -------   ------   -------      ------      ------      -------   -------
     Total liabilities and share-
      holders' equity                        17,711   13,337    25,737      17,379      10,058       30,311   114,533
                                            -------   ------   -------      ------      ------      -------   -------
Interest rate sensitivity gap               $ 7,114    6,862   (18,351)     (5,263)     33,203      (23,565)        0
                                            =======   ======   =======      ======      ======      =======   =======
Cumulative interest rate
 sensitivity gap                            $ 7,114   13,976    (4,375)     (9,638)     23,565            0         0
                                            =======   ======   =======      ======      ======      =======   =======
---------------------------------------------------------------------------------------------------------------------

Gap  analysis,  when  evaluated  with  other  factors, such as changes  in
balance  sheet  mix  and  interest   rate   spread relationships, can provide
the basis for projecting future net interest income. The Company uses a simulation model that incorporates gap position, balance sheet mix and interest rate spread relationships to provide a forecast of net interest income over the next twelve months under different interest rate trend scenarios. The model consistently indicated in 1995 that the Company was in a balanced interest rate risk position with no more than 3% change in net interest income as a result of either falling or rising interest rates over the next twelve months. The Company will actively continue to subject earnings projections to a variety of interest rate scenarios, as well as pricing, maturity, growth and mix strategies in order to make informed decisions that will increase income and limit interest rate risk.


EARNING ASSETS AND FUNDING SOURCES
----------------------------------

Earning assets averaged $106,211 in 1995, an increase of $23,716 or 28.7% over 1994. In 1994, average earning assets totaled $82,495, an increase of $17,778 or 27.5% over 1993.For the years ended 1995, 1994 and 1993, average earning assets as a percentage of average total assets was 95.5%, 95.4% and 94.8%, respectively. This indicator of efficient use of productive assets remained steady even after the addition in 1995 of Spirit Mortgage Corp. and the opening of the St. Lucie West Office. With no significant capital expenditures planned for 1996, the Company expects to continue its high ratio of average earning assets to average total assets.

At December 31, 1995, the Company's total earning assets reached $108,690. The components of earning assets at year end were loans totaling $77,498 or 71.3%, investment securities available for sale totaling $17,260 or 15.9%, loans held for sale totaling $5,835 or 5.4%, federal funds sold of $4,200 or 3.8% and investment securities held to maturity totaling $3,897 or 3.6%. Deposits, the primary source of funds, totaled $104,233 at December 31, 1995. Of total deposits, $84,222 or 80.8% were in interest bearing deposits and $20,011 or 19.2% were in noninterest bearing deposits.

Loans

Total loans at December 31, 1995 were $77,498, an increase of $14,784 or 23.6% over 1994. It has been the practice of the Company to sell fixed rate residential loans to FNMA and retain adjustable rate residential loans in the portfolio. While this is still the intention of the Company, a package of $10,600 in adjustable rate residential loans were sold to FNMA, in addition to normal fixed rate residential loans, in the fourth quarter of 1995 to maintain asset and liability management goals. If these loans had not been sold, loan growth shown in 1995 would have been significantly greater. The largest category of loans in 1995 continued to be real estate loans. Included in the real estate category are loans on primary residences, construction, and other types of real estate loans which aggregated $55,632 or 71.8% of the total loan portfolio at December 31, 1995. At year end 1994, the real estate category aggregated $48,146 or 76.8% of total loans in 1994. Commercial loans accounted for $10,075 or 13.0% of the loan portfolio in 1995 and $6,634 or 10.6% in 1994. Loans to individuals totaled $11,791 or 15.2% of the loan portfolio at December 31, 1995 as compared to $7,134 or 11.4% in 1994. The tax exempt loan category was $800 in 1994. There were no tax exempt loans in 1995.

In 1995, the Company sought and achieved more loan diversification in the portfolio by placing emphasis on high quality consumer and commercial loans. Prime rate decreased 50 basis points during the year, which made consumer and
commercial  loans  more  attractive.   In  addition, fixed rate residential loan
rates fell approximately 200 basis points. This decline reduced adjustable rate residential loan demand and improved fixed rate residential loan demand. This shift from 1994 and the previously mentioned sale of adjustable rate residential loans all contributed to improved diversification. The Company believes that this trend will continue in 1996.

 _______________________________________________________________________________
                           LOANS BY TYPE AND MATURITY
                            AS OF DECEMBER 31, 1995

                                                           Maturities          December 31,
                                                      ---------------------  ----------------
                                                       One year
                                            One year   through    Over five
                                            or less   five years    Years      1995     1994
                                            --------  ----------  ---------  --------  ------
Commercial loans                              $4,977       4,280        818   $10,075   6,634
Real estate - construction                     1,220         517      3,215     4,952   4,771
Real estate - other:
  Loans on primary residences                                                  38,015  33,645
  Other                                                                        12,665   9,730
Loans to individuals:
  Installment                                                                  11,120   6,424
  Other personal and business loans                                               671     710
Tax exempt loans                                                                  ---     800
                                                                             --------  ------
     Total                                                                    $77,498  62,714
                                                                             ========  ======
Commercial and real estate- construction
 loans due after one year:
  Having predetermined interest rates                                           4,073
  Having floating interest rates                                                4,757
                                                                             --------
     Total                                                                    $ 8,830
                                                                             ========
---------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF INVESTMENT SECURITIES AVAILABLE
FOR SALE PORTFOLIO
                                                         December 31, 1995         1994
                                                         --------------------   -------
                                                         Book         Average    Book
                                                         Value        Yield(2)   Value
                                                         ---------   ---------  -------
  Maturity
U.S. Treasury securities
 One to five years                                         $ 3,815     5.49%    $  ----
                                                           -------              -------
Securities of other U.S.
 Government agencies
 One to five years                                           3,054     5.51%      6,746
 Five to ten years                                            ----     ----         916
                                                           -------              -------
   Total                                                     3,054     5.51%      7,662
                                                           -------              -------
Mortgage backed securities (1)
 One to five years                                            ----     ----       1,684
 Five to ten years                                             936     5.58%      2,584
 Over ten years                                              9,455     5.72%      5,414
                                                           -------              -------
   Total                                                    10,391     5.71%      9,682
                                                           -------              -------
   Total investment                                        $17,260     5.62%    $17,344
                                                           =======              =======
(1) Indicates contractual maturities, actual maturities are dependent upon underlying prepayment rates.
(2) Federal tax equivalent yield

_________________________________________________

INVESTMENT SECURITIES

At December 31, 1995, investment securities available for sale totaled $17,260, a decrease of $85 from year end 1994. The slight decline in 1995 was the result of maturities, calls and sales. This activity was largely mitigated by the reduction ofunrealized losses by $976 ($609 net of tax effects) and the transfer of $3,807 in U.S. Treasury securities and $2,000 in U.S. Government Agencies from the held to maturity portfolio to available for sale. This one time reclassification was allowed through the "Special Report" issued by the Financial Accounting Standards Board concerning statement No. 115, "Accounting
for Certain Investments in Debt and Equity Securities"  (SFAS 115).   The
average yield on the available for sale portfolio decreased from 5.80% in 1994 to 5.62% in 1995. This decline is primarily attributable to the impact of falling rates in 1995 on the adjustable rate securities.

---------------------------------------------------------
ANALYSIS OF INVESTMENT SECURITIES HELD
TO MATURITY PORTFOLIO
                            December 31, 1995        1994
                            ------------------    -------
                            Book       Average      Book
                            Value      Yield(2)     Value
--------------------------  --------   -------    -------
  Maturity
U.S. Treasury securities
 One to five years            $ ----      ----    $ 3,834
                              ------              -------
Securities of other U.S.
 Government agencies
 Five to ten years              ----      ----      3,000
                              ------              -------
Municipal securities (2)
 Less than one year              110      6.44%      ----
 One to five years             1,323      7.48%     1,360
 Five to ten years             1,414      6.52%     1,760
 Over ten years                  501      6.68%       242
                              ------              -------
  Total                        3,348      6.92%     3,362
                              ------              -------
Other securities
 Over ten years (1)              549      6.91%       463
                              ------              -------
  Total investment            $3,897      6.92%   $10,659
                              ======              =======

(1) Federal Reserve Stock and Federal Home Loan Bank Stock
(2) Federal tax equivalent yield
_________________________________________________

At December 1995, investment securities held to maturity totaled $3,897, a decrease of $6,762 from year end 1994. The decline was the result of a called security and the reclassification as discussed in the preceding paragraph. The investment securities held to maturity portfolio had gross unrealized gains of $57 in 1995. There were no gross unrealized gains in 1994. Gross unrealized
losses were $7 and $483 at December 31,  1995  and  1994,  respectively.   The
average yield on the held to maturity portfolio was 6.42%, down from the 6.61% of year end 1994. This decline in yields is the result of the higher yielding securities being called throughout the year. Since the current portfolio is comprised of fixed rate municipal bonds, future gains or losses and yields will depend on interest rate levels and the Company's effective tax rate on income.

FUNDING SOURCES

The primary funding source of the Company continues to be deposits.   During
1995,  the  Company   placed  increased

emphasis on core deposits. Volatile funds were reduced from previous years levels and liquidation of investment securities and loans were used to fund some of the new loan growth rather than higher cost volatile funds. This more active asset and liability management will continue into 1996 with the Company seeking to primarily fund growth with more stable and lower cost core deposits.

At December 31, 1995, deposits totaled $104,233, an increase of $17,550 or 20.2% over 1994. The components of this increase were a $14,690 or 228.6% increase in savings deposits, a $3,796 or 23.4% increase in noninterest bearing demand deposits, a $3,221 or 7.0% increase in time deposits, a $2,640 or 24.8% decrease in interest bearing demand deposits and a $1,516 or 21.1% decrease in money market deposits.

                                      Amount
                                      -------
Maturity
  Three months or less                 $2,735
  Over three through six months         1,518
  Over six through twelve months        2,991
  Over twelve months                    2,311
                                       ------
    Total time deposits of $100 or
     more at December 31, 1994         $9,555
                                       ======

The growth in savings deposits and to a large extent the slower growth in time deposits and the decline in money market deposits were due to a higher interest rate savings product (Grand Savings Account) the Company introduced in April of 1995. Its success made the Company less dependent on time deposits for growth during 1995. The Grand Savings Account is priced at less than 6 month or longer duration time deposits and has had the result of decreasing the Company's cost of funds during the second half of 1995.

Noninterest bearing demand deposit accounts are always a priority for the Company. Among the banks in the market place, Port St. Lucie National Bank is third in deposit share but is second in noninterest demand deposit share. The over 23% growth at year end was facilitated by the new office and by increased real estate lending activity in the community. The Bank's deposit relationships with Spirit Mortgage Corp. and local business, which perform services or otherwise benefit from real estate activity, reflected this activity with increased balances at year end.

The decline in interest bearing demand deposits is primarily attributable to the reduction in volatile municipal deposits. The sale of targeted investment securities and loans provided the funds to allow these accounts to runoff.

In 1996, the Company anticipates core deposit growth to keep pace with loan growth. Should loan growth exceed core deposit growth, the Company will be prepared to fund this growth with the sale of lower yielding investment securities and loans or to borrow from approved credit lines established with correspondent banks. The decision on sales or borrowing will be made with interest rate risk stability and profitability as the primary determining factors. The Company has short term unsecured lines of credit established to meet temporary funding needs and $19,000 in credit availability approved through the FHLB to meet longer term needs.


ASSET QUALITY
-------------

Asset quality continues to be of primary importance to the Company. When deposit growth has exceeded loan demand, excess funds have been invested in the investment securities portfolio, which is high quality with minimal credit risk. The Company structured its lending policy to avoid higher risk loans, to diversify risk by making smaller loans and to provide proper monitoring of existing loans to ensure continuing credit quality.

In addition to reviews by regulatory agencies, the services of outside lending professionals have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment the system implemented by the Company to evaluate the lending portfolio, which categorizes the credits as to risk and puts a reporting process in place to monitor the progress of the credits.

Although the Bank's legal lending limit is in excess of $1,300, the Bank has adopted a policy to further restrict aggregate borrowing to any one borrower to no more than $1,000. This emphasis on smaller loans diversifies and consequently reduces risk. As of December 31, 1995, the Company had only eleven borrowers with aggregate borrowing in excess of $500 which loans totaled $8,189 or 10.6% of the total loan portfolio at December 31, 1995.

The Company's local market has traditionally emphasized real estate lending due to its reputation for affordable housing. In 1995, real estate loans continued to be the dominant lending category accounting for more than 71% of the loan portfolio. In keeping with its asset quality priority, the Company has concentrated its real estate lending efforts on owner occupied properties with established debt service abilities. The construction loans made are primarily single family residences with commitments for permanent financing. The Company is not currently and does not plan to become a speculative real estate lender.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses, less net charge-offs (charge-offs minus recoveries). The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes the collectibility of principal is unlikely. Recoveries of amounts previously charged off are credited to the allowance. The provision for loan losses is based on management's judgment after considering known and inherent risks in the portfolio, past loss experience of the Company, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the market.

The allowance for loan losses at December 31, 1995 was $827 or 1.07% of loans outstanding at year end. The allowance for loan losses at December 31, 1994 was $699 or 1.11% of loans outstanding at year end. This decline in the overall allowance for loans losses in 1995 as a percentage of the overall portfolio was the result of reduced charge-offs and improved credit quality.

The Company maintains the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses is made up of two primary components: amounts allocated to loans based on collateral type, loan grade, delinquency status and impairment and a general unallocated portion designed to supplement the amounts allocated. For purposes of complying with certain disclosure requirements, the table presents an allocation of the entire allowance for loan losses among various loan classifications and sets forth the percentage of loans in each category to total loans. The allocation of the allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allocation indicates future charge-off trends.

In comparing 1995 and 1994, the allowance for loan losses increased $128 or 18.3%, which was less than the 23.6% increase in the loan portfolio in 1995. Credit quality and charge-offs allowed the lower allowance level when compared to the total loan portfolio. The table reflects a decrease in the aggregate amounts specifically allocated from $445 to $369. Correspondingly, the component of the allowance described as unallocated increased from $254 to $458. The reevaluation of charge-off history by each loan category at December 31, 1995 called for a reduction in the percentage allocated to each category. These percentage allocation reductions and the maintenance of credit quality during 1995 reduced the aggregate amounts allocated and increased the unallocated amount as shown by the table.

The provision for loan losses charged to expense in 1995 was $206, an increase of $43 or 26.6% over 1994. This increase in provision is largely due to the timing of a $10,600 loan sale in the fourth quarter of 1995 which resulted in additional provision when compared to net loan growth.

Net charge-offs for the year ended December 31, 1995 were $78, a decrease of $4 from the net charge-offs of $82 in 1994. The Company takes a very aggressive position on delinquent loans and moves quickly to liquidate collateral and record losses if payment is in doubt. The Company also aggressively pursues collection activities on any loans charged-off.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for

Impairment of a Loan" (Statement 114), as amended by Statement 118, which prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructuring (a "restructured loan"). Statement 114 adoption did not have a material impact on the financial condition or results of operations of the Company in 1995.

NONPERFORMING LOANS

Loans are placed on a nonaccrual status when they become 90 days past due unless determined to be both adequately collateralized and actively in the process of collection. When full collection of principal becomes doubtful, the uncollectible portion of the loan is charged-off.

 _______________________________________________________________________________
                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                 Years ended December 31,
                                       --------------------------------------------
                                                   1995                   1994
                                               ------------          --------------
                                                Percent of             Percent of
                                                  loans in each      loans in each
                                               category to            category to
                                       Amount  total loans   Amount   total loans
                                       ------  ------------  ------  --------------

Commercial                               $116         13.0%    $172           10.6%
Real estate:
  Construction                             20          6.4%      20            7.6%
  Loans on primary residence               97         49.1%     157           53.7%
  Other                                    36         16.3%      26           15.5%
Loans to individuals:
  Installment                              64         14.3%      44           10.2%
  Other personal and business loans        36          0.9%      24            1.1%
Tax exempt loans                          ---          ---        2            1.3%
Unallocated                               458          0.0%     254            0.0%
                                         ----        -----     ----          -----
                                         $827        100.0%    $699          100.0%
                                         ====        =====     ====          =====
-----------------------------------------------------------------------------------


At December 31, 1995, there were 13 loans with an aggregate balance of $405 listed as nonaccrual, four loans with an aggregate balance of $5 over 90 days past due on accrual status and no restructured loans. At December 31, 1994, there were four loans with an aggregate balance of $76 listed as nonaccrual, one loan with a balance of $170 over 90 days past due on accrual status and no restructured loans.

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

At December 31, 1995, potential problem loans classified as substandard were $894 compared to $1,121 at year end 1994. Those loans classified as doubtful at December 31, 1995 were $40 as compared to $37 at year end 1994. Although the loan portfolio grew

--------------------------------------------------
ANALYSIS OF LOAN LOSS DATA
AS OF DECEMBER 31, 1995
                                     Year Ended
                                     December 31,
                                     -------------
                                       1995   1994
                                      -----   ----
Allowance for loan losses
Balance, beginning of year            $ 699    618
 Provision charged to expense           206    163
 Loans charged off:
  Commercial                             27     29
  Real estate:
   Loans on primary residence           ---     35
  Installment                            40     19
  Other personal and business            18      3
                                      -----   ----
                                         85     86
                                      -----   ----
Recoveries:
 Commercial                             ---      1
 Installment                              5      2
 Other personal and business              2      1
                                      -----   ----
                                          7      4
                                      -----   ----
     Net charge-offs                     78     82
                                      -----   ----
Balance, end of year                  $ 827    699
                                      =====   ====
Ratios:
 Allowance for loan losses as a
  percent of year end loans            1.07%  1.11
                                      =====   ====
 Net charge-offs to average loans      0.11%  0.18
                                      =====   ====
--------------------------------------------------

by 23% in 1995, the decrease in classified loans is primarily due to an expanded loan administration area with stringent loan review guidelines on the financial
strength of these borrowers.   No specific trends or deterioration in the
overall portfolio quality has been identified.

Management is unaware of any loans which are classified for regulatory purposes that represent or result from trends or uncertainties that will materially impact future operating results, liquidity, or capital resources.

OTHER REAL ESTATE OWNED

Other real estate owned represents property acquired through foreclosure, including insubstance foreclosures or deeded to the Bank in lieu of foreclosure on real estate mortgage loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is valued at the lower of cost or fair value less costs to sell.

In 1995, the two properties held as other real estate owned at year end 1994 were both sold. The two sales resulted in an aggregate loss of $13 due to the carrying value exceeding the sales price less selling expenses. At December 31, 1994, other real estate owned consisted of a residential lot carried at $25 and a single family residence carried at $192.

CHANGES IN OTHER REAL ESTATE OWNED

                                             Year ended
                                            December 31,
                                           --------------

                                             1995   1994
                                            -----   ----
Beginning balance                           $ 217     90
Sales                                        (217)   (65)
Insubstance foreclosures                      ---    192
                                            -----   ----
Ending balance                              $ ---    217
                                            =====   ====

DISTRIBUTION OF OTHER REAL ESTATE OWNED
                                           Year ended
                                           December 31,
                                           -------------

                                             1995   1994
                                            -----   ----
Undeveloped residential
 lots                                       $ ---     25
Residential home                              ---    192
                                            -----   ----
                                            $ ---    217
                                            =====   ====

CAPITAL RESOURCES
-----------------
(Share data not in thousands)

A strong capital base that can sustain asset growth over time and absorb losses, should the need arise, is a primary goal of the Company. At December 31, 1995, the Company had total shareholders' equity of $8,955, an increase of $1,564 over 1994. The increase is primarily from the addition of $947 in after tax income for the year ended December 31, 1995. The reduction of unrealized losses in investment securities available for sale from $772 to $163 in accordance with FAS No. 115 and the issuance of 600 shares of common stock as the result of the exercise of options and warrants during 1995 accounted for increases to capital of $609 and $8, respectively.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) became law. While the FDICIA primarily addresses additional sources of funding for the SAIF and BIF, it also imposes a number of mandatory and discretionary supervisory measures on financial institutions.

The FDICIA requires financial institutions to take certain actions relating to their internal operations and also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

Furthermore, the FDICIA establishes five capital categories and specifies supervisory actions in regard to undercapitalized institutions. The regulation, which became effective December 19, 1992, ties the capital categories to three capital measures: total risk-based, Tier 1 risk-based and leverage capital.
The definitions of Tier 1 and total capital under the FDICIA are similar to the definitions under the previously existing capital guidelines, except for the ratio of tangible equity to total assets used to define critically undercapitalized.

The ratios for each category are as follows:

                                                                     Total        Tier 1
                                                                  risk-based    risk-based    Leverage
                                                                     ratio         ratio       ratio
                                                                 -------------  -----------  ----------
Well capitalized                                                      > 10.00%      > 6.00%     > 5.00%
                                                                      -             -           -
Adequately capitalized                                              8.00-9.99    4.00-5.99   4.00-4.99
Undercapitalized                                                    6.00-7.99    3.00-3.99   3.00-3.99
Significantly undercapitalized                                           6.00         3.00   2.01-2.99
Critically undercapitalized                                              ----         ----        2.00

The following table discloses the regulatory capital for the Bank as of December 31, 1995 and December 31, 1994:

                                                                   December 31,   December 31,
                                                                           1995     1994
                                                                     ----------   ---------
CAPITAL:
Tier 1 capital                                                       $    8,508   $ 7,495
Tier 2 capital                                                              827       671
                                                                     ----------   ----------
  Total capital                                                      $    9,335     8,166
                                                                     ==========   ==========
Total adjusted assets                                                $  114,059    95,836
                                                                     ==========   ==========
Risk-weighted assets                                                 $   72,071    53,681
                                                                     ==========   ==========

RATIOS:
Leverage ratio                                                             7.46%     7.82%
                                                                     ==========   ==========
 Tier 1 capital to risk-
  weighted assets                                                         11.80%    13.96%
 Tier 2 capital to risk-
  weighted assets                                                          1.15%     1.25%
                                                                     ----------   ----------
Total capital to risk-
 weighted assets                                                          12.95%    15.21%
                                                                     ==========   ==========

The Bank does not anticipate any difficulty in meeting these requirements in the foreseeable future. Based on these regulations, management believes the Bank is classified as "well capitalized".


OTHER INFORMATION
-----------------
(not in thousands)

DIVIDENDS

The ability of the Company to pay dividends to its shareholders depends almost entirely on the earnings of the Bank and the Bank's ability to pay dividends to the Company. The Company is entitled to receive dividends as and when declared by the Board of Directors of the Bank out of funds legally available therefor, subject to the restrictions set forth in the National Bank Act. Section 56 of the National Bank Act states that no dividends will be paid in an amount greater than the Bank's undivided profits (as each term is defined under the National Bank Act).

Section 60 of the National Bank Act provides that no dividends may be declared until the Bank's surplus fund is equal to its common capital: provided, however, that quarterly or semi-annual dividends may be paid if at least ten percent of the Bank's net income from the preceding six-month period have been carried to the surplus fund, and annual dividends may be paid if at least ten percent of the Bank's net income from the preceding two consecutive six-month periods have been carried to the surplus fund. Additionally, cash dividends must receive the prior approval of the OCC if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net income for that year plus its retained net income from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock.

The payment of all stock dividends by the Bank must receive the prior written approval of the OCC. The OCC also has the authority under the National Bank Act to prohibit the payment of cash dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

The Board of Directors of the Company considers earnings, capital requirements, regulatory dividend limitations, financial condition of the Company, and other relevant factors in determining the payment of dividends to shareholders. Cash dividends paid in 1994 and 1993 were 30.0 cents and 10.0 cents per share. In 1995, a cash dividend was not declared, however a 10% stock dividend was declared and distributed. As a result of past and planned growth, the Board of Directors also declared a stock dividend of 10% to shareholders of record on February 15, 1996.

MARKETABILITY OF COMPANY STOCK

There  is  currently  no  established  trading  market for the Company's  common
stock.   As  of  December  31,  1995, approximately 800 recordholders held common stock of the Company. The following table sets forth on a quarterly basis the high and low prices paid for the Company's common stock. These prices are actual purchase/sale transactions as reflected in the records of the Company (which acts as its own transfer agent) for the years 1995 and 1994 for those transactions for which the Company is aware of the terms.

---------------------------------------
PRICE RANGE PER SHARE
1995                      High    Low
-----------------------  ------  ------

Fourth quarter           $17.00  $16.00
Third quarter             16.00   16.00
Second quarter            15.00   14.25
First quarter             14.00   14.00

     1994
-----------------------
Fourth quarter           $14.00  $13.25
Third quarter             13.25   12.50
Second quarter            12.50   12.50
First quarter             12.00   12.00
---------------------------------------

FORWARD LOOKING STATEMENTS
--------------------------
This Annual Report contains forward looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which the Company and the Bank operate), competition for the Company's and the Bank's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which the Company and the Bank have no control), changes in interest rates, the impact of the Company's rapid growth, and other risks detailed in the Annual Report on Form 10-KSB and in the Company's other filings which the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

ITEM 7.   FINANCIAL STATEMENTS
     The consolidated financial statements of the Company are contained on pages 8 through 28 of this document.

     The report of the independent certified public accountants as of December 31, 1995 and 1994 and for each of the years ended in the three year period ended December 31, 1995 contained in the Company's 1995 Annual Report to Shareholders is on page 9 of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                             ELECTION OF DIRECTORS

     Three directors will be elected at the Annual Meeting to serve for a term of three years and until their successors shall have been elected and shall qualify. It is intended that the persons named in the enclosed form of proxy will vote for the election of the persons named below (herein called "nominees") who have been nominated by the Board of Directors.

     Each nominee has consented to be named in the Proxy Statement and to serve as a director if elected. The Board of Directors has no reason to believe that any of the nominees listed will not be available to serve, but if any nominee should be or become unable or unwilling to serve, the shares represented by the proxies received by the Company will be voted for the election of such other person as director instead of such nominee, as the Board of Directors recommends.

     The nominees, Christopher E. Fogal and Ellen J. Guterl have been directors of the Company since its formation in 1988. Joe Marinaro has been a director of the Company since 1990. They were nominated and elected to their current three year term in 1993. The following tables set forth certain information, as of March 1, 1996, regarding these nominees as well as those directors whose terms of office continue after the Annual Meeting, and the executive officers of the Company.

                                          Nominees for Terms Expiring in 1999

Name, Age, and Business Experience                                  Shares                Percentage of Outstanding
 During Past Five Years                   Director Since    Beneficially Owned/1/                 Shares/2/
----------------------------------        --------------    ---------------------         -------------------------
  Christopher E. Fogal /3/                          1988                24,200                         3.2%
    Mr. Fogal, age 44, is a certified
     public accountant who is the
     managing partner of Fogal, Lynch,
     Johnson, Long & Co., a St. Lucie
     County accounting firm formed in
     1990.
  Ellen J. Guterl /4/                               1988                24,200                         3.2%
    Mrs. Guterl, age 55, Vice
     Chairperson of the Board of
     Directors of the Company and of
     Port St. Lucie National Bank (the
     "Bank"), has been employed since
     1979 as an officer for several
     privately owned real estate
     companies, including Tropical
     Homes Construction, Inc., which
     she is President.

  /1/  Includes the number of shares that could be purchased by exercise of
       Warrants or Options presently exercisable or exercisable within 60 days   from
       March 1, 1996.  The shares that could be purchased by exercise of Warrants or
       Options reflect the stock dividend declared February 15, 1996 in accordance with the Form of Warrant and the Stock Option Plan.  As a result, all shares beneficially owned reflect the 10% stock dividend declared February 15, 1996.

/2/  As required by SEC rules, any shares not outstanding which are subject to
     Warrants or Options are deemed to be outstanding to the extent   exercisable
     within 60 days, for the purpose of computing the percentage of outstanding shares owned by a person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by any other person.

/3/ Includes 121 shares held directly, 11,979 shares held jointly with his wife, and 12,100 Warrants.

/4/  Includes 12,100 shares held directly and 12,100 Warrants.


  Joe Marinaro /5/                                  1990                      17,883                                2.4%
    Mr. Marinaro, age 65, has been
     President and sole owner of
     Atlantic Fruit Company since 1985.
     Atlantic Fruit Company is a
     wholesale broker for fruit and
     vegetables.

                                     DIRECTORS CONTINUING IN OFFICE WHOSE TERMS EXPIRE IN 1998

  Jeffrey S. Furst /6/                              1988                      50,275                                6.6%
    Mr. Furst, age 51, is Chairman of
     the Board of Directors of the
     Company and the Bank, and a real
     estate broker and part owner of
     Century 21 The Real Estate Center
     since 1987.


                                     DIRECTORS CONTINUING IN OFFICE WHOSE TERMS EXPIRE IN 1998

Name, Age, and Business Experience                                  Shares                Percentage of Outstanding
 During Past Five Years                   Director Since    Beneficially Owned/1/                 Shares/2/
----------------------------------        --------------    ---------------------         -------------------------
  Harold H. Goldman /7/                             1988              38,446                              5.1%
    Mr. Goldman, age 64, a retired
     attorney and was formerly the
     senior partner in the law firm of
     Goldman, Bruning & Mildner, P.A.
     in Port St. Lucie since 1975.  Mr.
     Goldman serves as Bank Secretary.

  J. Hal Roberts, Jr. /8/                           1988              56,517                              7.3%
    Mr. Roberts, age 47, has served as
     President and Chief Executive
     Officer of the Company since April
     1988 and of the Bank since its
     inception.

                                     DIRECTORS CONTINUING IN OFFICE WHOSE TERMS EXPIRE IN 1997

  Howard L. Bickford /9/                            1988              22,627                             3.0%
    Mr. Bickford, age 72, has been a
     part-time real estate broker since
     1989.

/5/  Includes 121 shares directly, 12,100 shares held jointly with his wife,
     2,226 shares held in his individual retirement account, and 3,436 shares   held
     by his wife's individual retirement account, beneficial ownership of which is disclaimed by Mr. Marinaro.
/6/  Includes 121 shares held directly, 6,050 shares held in his individual retirement account, 15,004 shares held jointly with his wife and 21,175
     Warrants.  Also includes 3,327 shares and 4,598 Warrants held by his wife, beneficial ownership of which is disclaimed by Mr. Furst.
/7/  Includes 4,790 shares held directly, 15,104 shares held by his IRA and
     18,553.15 Warrants.
/8/  Includes 1,509 shares held directly, 13,857 held jointly with his wife,
     4,821 held in his individual retirement account, and 635 shares held   in his
     wife's individual retirement account, beneficial ownership of which is disclaimed by Mr. Roberts.  Also includes 11,495 Warrants and 24,200 vested
     Options.
/9/  Included 121 shares held directly, 11,979 shares held by a trust of which
     Mr. Bickford and his wife are the sole trustees for the benefit of   Mr.
     Bickford's wife, and 10,527 Warrants.



  Charles E. Bigge /10/                             1988                      30,429                                4.0%
    Mr. Bigge, age 65, has been the
     owner and Chairman of the Board of
     Custom Air Systems, Inc., an air
     conditioning contractor in Port
     St. Lucie since 1974.

  Raymond L. Isenburg /11/                          1988                      21,498                                2.9%
    Mr. Isenburg, age 52, has been the
     Vice President of Applied Science
     and Technology at Indian River
     Community College since 1991.
     From 1986 to 1991, he was Dean of
     Vocational Education.

  George V. Weston /12/                             1991                      43,014                                5.8%
    Mr. Weston, age 64, has been
     President and sole owner of
     Marathon Abrasive Company, Inc.
     since 1970.  Marathon Abrasive
     Company manufactures grinding
     wheels for use in the steel
     industry.



                                                     OTHER EXECUTIVE OFFICERS

Name, Age, and Business Experience                                  Shares                Percentage of Outstanding
 During Past Five Years                   Director Since    Beneficially Owned/1/                 Shares/2/
----------------------------------        --------------    ---------------------         -------------------------
  Randall A. Ezell /13/                             1988             19,871                             2.6%
   Mr. Ezell, age 45, has been the
    Senior Vice President and the Chief
    Financial Officer of the Company
    since October 1988, and the Chief
    Financial Officer and Cashier of
    the Bank since April 3, 1989 and
    Executive Vice President of the
    Bank since April 1, 1995.
All Directors and Executive Officers as                             348,960                           39.1%
 a group (11 persons)3-13

/10/  Includes 121 shares held directly, 1,415 shares held in his individual
      retirement account, 6,231 shares held by a trust of which Mr. Bigge   is the
      sole trustee for the benefit of Mr. Bigge, and 605 shares held by a trust of which Mr. Bigge is the sole trustee for the benefit of the Customer Air Systems
      Inc. Profit Sharing Plan;  Mr. Bigge disclaims beneficial ownership of 605 of these shares.  Also includes 6,231 shares held by a trust of which Mr. Bigge's wife is the sole trustee for the benefit of Mr. Bigge's wife, 1,125 shares held in his wife's individual retirement account  and 14,701.5 Warrants.
/11/  Included 121 shares held directly, 12,577 shares held jointly with his wife, and 8,800 Warrants.
/12/  Includes 121 shares held directly, 36,632 shares held jointly with his wife and 6,261.75 Warrants.
/13/  Includes 1,237 shares held jointly by Mr. Ezell and his wife, 5,929 shares held by his individual retirement account, 605 Warrants and
      12,100 vested Options.


                               EXECUTIVE OFFICERS

     The Executive Officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Shareholders to serve at the pleasure of the Board of Directors and until their successors are elected and qualified. The following table sets forth the name and age of each executive Officer and
all positions and offices he holds with the Company.   All of these officers
have served as Executive Officers of the Company since 1988.

Name                   Age                    Offices Held
---------------------  ---  -------------------------------------------------
J. Hal Roberts, Jr.     47  President and Chief Executive Officer
Randall A. Ezell        45  Senior Vice President and Chief Financial Officer

ITEM 10.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

  The following table sets forth a summary for the last three fiscal years of the cash and noncash compensation awarded to, earned by, or paid to, the Chief
Executive Officer of the Company.   No other executive officer exceeded the
individual remuneration level of $100,000 to be included in this table as a highly compensated officer.

                                             Summary Compensation Table
                                             --------------------------
                                                                               Annual Compensation
                                             ----------------------------------------------------------------------------------
Name and Principal Position                  Fiscal Year            Salary            Bonus/1/        Other Annual Compensation/2/
---------------------------                  -----------           --------           --------        -------------------------
J. Hall Roberts, Jr.                            1995               $124,500           $ 3,088                 $7,961
   President and Chief                          1994               $118,125           $ 6,793                 $7,591
   Executive Officer                            1993               $109,375           $20,800                 $5,659

     All of the Company Directors are also Directors of the Bank. There were no fees paid for the Company Board meetings in 1995. The fees for the Bank Board meetings were $450 per meeting with the Chairman of the Board receiving a fee of $675 per meeting. All members were compensated for committee meetings at $100 per meeting. These fees aggregated $65,850 in 1995 and were recognized as an expense to the Bank.

     Board members who are also members of management receive no fee for attendance at committee meetings but are compensated for attendance at Board of Directors meetings. Mr. Roberts is currently the only member of management to serve on the Board.

     Effective December 1991, the Company adopted a nonqualified deferred compensation plan in which Board members and key employees may voluntarily participate. Participants can contribute by deferring director's fees or a portion of their salary. The contributions are used to purchase and carry a life insurance policy with the Bank as owner but with the proceeds to be paid to the Company, with the Company distributing to the participants' beneficiaries. There is no administrative cost arising out of this plan to the Bank or to the Company. To date, there are four participants in the plan.

----------------------
/1/ Under Mr. Roberts' employment contracts, he was entitled to receive 1,000 shares of Common Stock upon the completion of each year as Chief Executive Officer, through March 31, 1993. The stock award was discontinued effective April 1, 1994. In addition, Mr. Roberts received a sstock bonus December 17, 1993 of 400 shares of Common Stock. In 1993, the stock issued to Mr. Roberts was purchased in the open market at prevailing rates. The value of the Common Stock on the award date and the cash portion of the bonus are reflected below.

         Date       Stock Value            Cash        Annual Total
         ----       -----------            ----        ------------
         1995            -0-               $3,088        $ 3,088
         1994            -0-               $6,793        $ 6,793
         1993        $15,800               $5,000        $20,800


/2/ The amounts shown above as other annual compensation include directors fees earned by Mr. Roberts and expensed by the Company in the year shown as well as other items shown below. Mr Roberts elected to defer the Bank related directors fees pursuant to the nonqualified deferred compensation plan discussed below.


                                              Life
                                            Insurance
                  Bank          Company    Benefits in
                Director's     Director's   Excess of      401K
 Date             Fees          Fees        $50,000       Matching   Total
 ----           ----------     ---------    ---------     --------   -----
 1995            $5,400            -0-        $693        $ 1,868    $7,961
 1994            $4,800        $   375        $644        $ 1,772    $7,591
 1993            $3,250        $   250        $518        $ 1,641    $5,659


     On March 15, 1990, the Company, the Bank and Mr. Roberts entered into a three-year employment agreement, which commenced on April 1, 1990 with an annual salary of $80,000 for the first year and annual salaries of $90,000 and $100,000 for the second and third years, respectively. In addition, Mr. Roberts was entitled to receive an additional 1,000 shares of Common Stock at the end of each year of the employment agreement. The Company also granted Options to Mr. Roberts which entitle him to purchase 20,000 shares of Common Stock under the Company's Stock Option Plan. The Options vested over a period of five years at the rate of 4,000 shares per year, commencing on April 3, 1989, and they expire on April 3, 1999. The exercise price for the Options is equal to the greater of
(a) the fair market value of the Common Stock on the date of vesting, or (b) $10.00 per share. The terms of the stock option plan discussed are prior to the stock dividends. The plan allows both the number of options and the exercise price to be adjusted to reflect any stock dividends. See further discussion of the Company Stock Option plan below.

     On April 1, 1995, Mr. Roberts received a one year extension at a salary of $126,000 on his three year employment agreement which originated April 1, 1993. A one year extension of the contract will continue to be added at each anniversary upon satisfactory performance as determined by the Board of Directors. Mr. Roberts will be entitled to salary for the remaining terms of his contract at the then current level unless he voluntarily resigns or his termination is caused by death, a demand by a regulatory agency or his conviction of a crime relating to moral turpitude. Effective April 1, 1996, Mr. Roberts will receive a renegotiated salary of $132,300 and a one year extension of his employment agreement.

     The Company Stock Option Plan is authorized to grant options to such full-time employees of the Company (i.e. directors who are not employees are not eligible) who are deemed to have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company based on such factors as the Board or Compensation Committee may, in its discretion, deem appropriate. The Stock Option Plan permits the Board of Directors to issue options to purchase up to an aggregate of 64,130 shares of Common Stock. The minimum price at which any option may be exercised will be the fair market value of the Common Stock on the date of grant; except that the exercise price for any option granted to a person owning more that 10% of the Company's outstanding Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant. All Options granted under the Plan must be exercised within 10 years of the date of grant, except that Options granted to a person owning more than 10% of the Common Stock must be exercised within five years. To date, Options to purchase 62,883 shares of Common Stock have been awarded under the plan to key employees of the Company of which 55,539 Options were outstanding at March 1, 1996, and 7,344 of which have been exercised. The Options and shares reflect the 10% stock dividend declared February 15, 1996. The Options to purchase shares are first exercisable as follows:

                                        Exercise Price
                Shares                    Per Option
                ------                  --------------
 Prior to 1990    7,865                       8.26
     1990         7,865                       8.68
     1991         8,349                       8.68
     1992         7,865                       8.88
     1993         7,865                       9.09
     1994         4,537                      10.83
     1995         6,353                      13.44
     1996         3,932                          *
     1997           908                          *
                 ------
                 55,539

*Option price per share is determined by the greater of the fair market value of the Common Stock when the Options first become exercisable or $8.26 per share.

     The following table indicates the number of exercisable and unexercisable options held by the only executive officer meeting disclosure requirements at December 31, 1995. No options to purchase Common Stock by the executive officer were exercised in 1995. The Options shown reflect the 10% stock dividend declared February 15, 1996.

                                                   Fiscal Year-End Option Values
                                                   -----------------------------
                                Number of Securities Underlying Unexcercised         Value of Unexercised In-the-Money Options at
                                        Options at Fiscal Year-End                    Fiscal Year-End Exercisable/Unexercisable
         Name                            Exercisable/Unexercisable
---------------------------    ---------------------------------------------         --------------------------------------------
J. Hal Roberts, Jr.                                 24,200/-0-                                    $141,000/ -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                     SECURITY OWNERSHIP OF CERTAIN OWNERS

     On March 1, 1996, the following persons owned, of record, or were known by the Company to own beneficially more than five percent of the Common Stock of the Company.


                                                      Shares Owned                                                    Percentage of
                                                       Directly                       Shares Acquirable                 Outstanding
Name and Address of Beneficial Owner                  or Indirectly*                   Within 60 Days*                    Shares*
------------------------------------                 ---------------                  -----------------               -------------
Jeffrey S. Furst /6/                                  24,502                             25,773                                6.6%
1161 SW Mirror Lake Cove, Port St.
 Lucie, Florida
Harold H. Goldman /7/                                 19,894                             18,552                                5.1%
1881 S. Irwin Road, Port St. Lucie,
 Florida
J. Hal Roberts, Jr. /8/                               20,822                             35,695                                7.3%
2401 Dade Road, Fort Pierce, Florida
George V. Weston /12/                                 36,753                              6,261                                5.8%
104 Toteka Circle, Jupiter, Florida

Please refer to pages 37 through 39, Item 9 for "Election of Directors" information.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's directors, executive officers, nominees for directors and their immediate family and affiliates, including corporations and firms of which they are officers or in which they or their families have an ownership interest, are customers of the Company's principal subsidiary, the Bank. These persons, corporations and firms have had transactions in the ordinary course of business with the Bank, including borrowings of material amounts, all of which, in the opinion of the management, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. The Company expects the Bank to have such transactions on similar terms with its directors, executive officers and their affiliates in the future. The approximate total amount of such indebtedness at December 31, 1995 was $1,423,000. The largest aggregate amount of indebtedness outstanding to such persons, corporations, and firms as a group during 1995 was $1,625,000.

     The Bank's main office is located in premises leased from a corporation controlled by Harold H. Goldman, a director, at a current annual rental of $43,500. The Company has obtained a market study from an independent real estate appraiser which concludes that the rent paid under the lease is comparable to the prevailing rental rates in the Port St. Lucie area. The lease was for an initial term of five years which expired in 1994 and has been renewed for another five years with a rental increase. In the opinion of the management of the Company, the terms of the lease are comparable to those that could have been obtained had the property been leased from an unaffiliated person.

     In February 1992, the Bank entered into an agreement to lease additional space in the same building as the main office. The lease has a term of seven years and calls for an annual rental of $23,000 for the first two years, $25,000 for the third and fourth years and $27,000 for the years thereafter. The Company performed an additional market study that indicates that the lease from the corporation Mr. Goldman controls was comparable to prevailing rental rates in the Port St. Lucie area. In the opinion of management of the Company, the terms of this lease are comparable to those that could have been obtained had the property been leased from an unaffiliated person.

     In January 1993, the Bank again expanded main office operations and entered into an agreement to lease additional space. The lease has a term of six years and an annual rental of $15,000 for the first two years, $16,200 the third and fourth years, and $16,800 thereafter. A market study of rental rates in the Port St. Lucie area was performed by management which indicated the cost of the additional rental space from the corporation controlled by Mr. Goldman was comparable to the prevailing rental costs of similar space in the Port St. Lucie area. In the opinion of management of the Company, the terms of this lease are comparable to those that could have been obtained had the property been leased from an unaffiliated person.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are either filed as part of this report
     --------
or are incorporated herein by reference to documents previously filed by the Company with the Security and Exchange Commission:


Exhibit
Number     Description
---------  -----------

 3.1 Articles of Incorporation and By-Laws of Port St. Lucie National Bank Holding Corp/2/


 3.2      Articles of Association and By-Laws of Port St. Lucie
          National Bank/1/

 4        Form of Warrant/1/

 10.1 Law and Finance Building Lease, dated April 11, 1988, between Law and Finance Building, Inc. and Port St. Lucie National Bank/1/

 10.2 Letter of Understanding, dated February 11, 1988, between J. Hal Roberts, Jr. and the Organizers/1/

 10.3 Option Agreement, dated May 23, 1988, between the Company and J. Hal Roberts, Jr./1/

 10.4     Employee Stock Option Plan/1/

 10.5 Law and Finance Building Lease, dated January 23, 1990, between Law and Finance Building, Inc. and Port St. Lucie National Bank/3/

 10.6     Employment Agreement, dated September 19, 1988, between
          Randall A. Ezell and Port St. Lucie National Bank/2/

 10.7 Incentive Stock Option Agreement, dated September 22, 1988, between the Company and Randall A. Ezell/2/

 10.8 Contract for Sale and Purchase, dated December 8, 1989, between the Company and Hanover Properties, Inc./2/

 10.9 Letter Agreement, dated March 15, 1990, among J. Hal Roberts, Jr., Port St. Lucie National Bank Holding Corp. and Port St. Lucie National Bank/2/

 10.10 Law and Finance Building Lease, dated May 1, 1991, between Law and Finance Building, Inc, and Port St. Lucie National Bank/4/


 10.11 Law and Finance Building Lease, dated December 17, 1992, between Law and Finance Building, Inc. and Port St. Lucie National Bank/5/


/1/  Incorporated by reference to the exhibits filed with the Registration
          Statement on Form S-18, File. No. 33-  22692-A.

/2/ Incorporated by reference to the exhibits filed with the Form 10-K for the fiscal year ended December 31, 1989.

/3/ Incorporated by reference to the exhibits filed with the Form 10-K for the fiscal year ended December 31, 1991.

 10.12 Employment Agreement, dated February 18, 1993, between J. Hal Roberts, Jr. and Port St. Lucie National Bank/4/

 10.13    Port St. Lucie National Bank Deferred Compensation Plan/4/

 10.14 Employment Agreement, dated February 4, 1994, between J. Hal Roberts, Jr. and Port St. Lucie National Bank/6/

 10.15 Port St. Lucie National Bank Deferred Compensation Plan as amended June 17, 1993/5/

 10.16 Renar Centre building lease, dated June 10, 1994, between Renar Development Company and Port St. Lucie National Bank/7/

 10.17 Renar Centre building lease, dated November 1, 1994, between Renar Development Company and Port St. Lucie National Bank/6/

 10.18 Employment Agreement, dated February 16, 1995, between J. Hal Roberts, Jr. and Port St. Lucie National Bank/6/

 10.19 Employment Agreement, dated January 18, 1996, between J. Hal Roberts, Jr. and Port St. Lucie National Bank:

          January 18, 1996


          Mr. J. Hal Roberts, Jr.
          President and Chief Executive Officer
          Port St. Lucie National Bank
          1100 S.W. St. Lucie West Boulevard
          Port St. Lucie, Florida 34986


          Dear Hal:

          This letter is to reflect our agreement which supersedes the prior Employment Agreement dated February 16, 1995, with respect to your continued employment with Port St. Lucie National Bank (the "Bank") and its Holding Company, Port St. Lucie National Bank Holding Corp. (the "Company"), subject to and in accordance with the following terms and conditions:

          1.    EMPLOYMENT:
                ----------

                The Bank agrees to employ you as the President and Chief Executive Officer ("CEO") of the Bank and the Company, and you agree to accept such employment in these




/4/   Incorporated by reference to the exhibits filed with the Form 10-KSB for the fiscal year ended December 31, 1992.

/5/   Incorporated by reference to the exhibits filed with the Form 10-KSB for the fiscal year ended December 31, 1993.

/6/   Incorporated by reference to the exhibits filed with the Form 10-KSB for the fiscal year ended December 31, 1994.

                positions upon the terms and conditions hereinafter set forth.

          2.    TERM:
                ----

                The term of your employment shall be for a period of three (3) years commencing on April 1, 1996. Unless this agreement is sooner terminated pursuant to the next sentence, such initial term of employment may be extended annually within the aforesaid three (3) year period of time and the termination date shall be extended correspondingly to such extensions. Notwithstanding the foregoing, this agreement will terminate upon the following:

                (a)  Your death,

                (b) the demand by any State or Federal Regulatory Agency that you resign,

                (c)  conviction of a crime relating to moral turpitude,

                (d) ninety (90) days written notice of termination delivered by you or by the Bank or Company to the other party.

          3.    COMPENSATION:
                ------------

                In consideration of the services herein provided by you, the Bank shall pay to you during the first year of employment hereunder a salary at the rate of $132,300 and thereafter an amount as mutually agreed upon between the Bank and you.

                In the event of the failure of such agreement, the salary last paid shall continue for the next succeeding year. This salary shall be payable bi-monthly in accordance with the normal payroll policies of the Bank as in effect from time to time. In the event that your employment hereunder is terminated for any reason other than your voluntary resignation, your death, conviction of a crime as herein stated, or a demand for your resignation by a State or Federal Regulatory Agency, the Bank shall continue to pay to you any unpaid portion of your salary for the remainder of the three (3) year term, payable bi-monthly on the Bank's normal payroll payment dates. In the event that your employment is terminated by reason of your voluntary resignation, your death, conviction or crime as herein stated, or a demand for your resignation by a State or Federal Regulatory Agency, neither the Bank nor the Company shall be obligated to make any further payments of salary after the effective date of termination or issue any further reason for such termination.

          4.    BUSINESS EXPENSES, REIMBURSEMENTS AND HEALTH BENEFITS:
                -----------------------------------------------------

                In addition to the compensation mentioned above, the Bank will pay to you an automobile allowance of three hundred fifty dollars ($350.00) per month and shall reimburse to you all customary business expenses incurred by you. The Bank will provide to you standard health and accident insurance coverage, including major medical, hospitalization, life and disability insurance, as ordinarily provided to all other Senior Officers of the Bank.

          5.    DUTIES:
                ------

                During the term of your employment with the Bank, you agree to devote your entire time, energy and skill to the service of the Bank and the Company and the promotion of the Bank's and the Company's interest as President and C.E.O. of the Bank and the Company, and you shall use your best efforts in the performance of your services hereunder. You agree to abide by all rules and regulations established from time to time by the Board of Directors of the Bank or Company.

          6.    MISCELLANEOUS:
                -------------

                All notices and other communications required or permitted under this letter shall be in writing (including telex and telegraphic communication) and shall be (as elected by the person giving such notice) hand delivered by messenger or courier service or mailed by registered or certified mail (postage prepaid), return receipt requested, addressed to the addresses set forth above, with the Bank's address also being the Company's address, or to such other address as any party may designate by notice complying with the terms of this Section. Each such notice shall be deemed delivered (a) on the date delivered if by personal delivery or (b) on the date of delivery or (b) on the date upon which the return receipt is signed or delivery is refused or the notice is designated by the postal authorities as not deliverable, as the case may be, if mailed.


          If you are in agreement with the foregoing, please sign in the space provided below. The Bank and Company look forward to your continued service to it on the basis outlined in this letter.

          In all other respects, the aforesaid Agreement dated January 18, 1996, is hereby ratified and re-affirmed as if each and every word were repeated herein and shall endure for the entire term of the within contract.

          Very truly yours,


          PORT ST. LUCIE NATIONAL BANK


          By:  /s/ Jeffrey S. Furst
               --------------------------------------------------------
                Jeffrey S. Furst, Chairman of the Board of Directors of Port St. Lucie National Bank

                              AND

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP.


          By:  /s/ Jeffrey S. Furst
               --------------------------------------------------------
                Jeffrey S. Furst, Chairman of the Board of Directors of Port St. Lucie National Bank Holding Corp.


                AGREED AND ACCEPTED as of this 18th day of January, 1996.


                  /s/ J. Hal Roberts, Jr.
                  --------------------------------------------------------
                  J. Hal Roberts, Jr.

     21    Subsidiaries of the registrant

           1. Port St Lucie National Bank, a national banking association organized under the laws of the United States.
           2. Spirit Morgage Corp., incorporated under the laws of the State of Florida.


(b)  Reports on Form 8-K.  No reports on Form 8-K in fourth quarter 1995.
     --------------------

                                   SIGNATURES
                                   ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PORT ST. LUCIE NATIONAL BANK HOLDING CORP.


                                  By: /s/ J. Hal Roberts, Jr.
                                     ------------------------------------------
                                    J. Hal Roberts, Jr.
      President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Hal Roberts, Jr.     President, Chief Executive Officer, and     March 21, 1996
--------------------------  Director (Principal Executive Officer)
J. Hal Roberts, Jr.

/s/ Randall A. Ezell        Sr. Vice President and Chief Financial        March 21, 1996
--------------------------  Officer (Principal Accounting and Financial
Randall A. Ezell            Officer)


/s/ Howard L. Bickford      Director                                      March 21, 1996
--------------------------
Howard L. Bickford

/s/ Charles E. Bigge        Director                                      March 21, 1996
--------------------------
Charles E. Bigge

/s/ Christopher E. Fogal    Director                                      March 21, 1996
--------------------------
Christopher E. Fogal

/s/ Jeffrey Furst           Director                                      March 21, 1996
--------------------------
Jeffrey Furst

/s/ Harold Goldman          Director                                      March 21, 1996
--------------------------
Harold Goldman

 /s/ Ellen Guterl           Director                                      March 21, 1996
--------------------------
Ellen Guterl

/s/ Raymond Isenburg        Director                                      March 21, 1996
--------------------------
Raymond Isenburg

/s/ Joe Marinaro            Director                                      March 21, 1996
--------------------------
Joe Marinaro

/s/ George V. Weston        Director                                      March 21, 1996
--------------------------
George V. Weston