Form 10QSB
period 1996-03-31
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1996-05-09
CIK 835411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

                         Commission File Number 0-18514


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


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996:

                Common Stock,  $.01 par value -- 739,496 shares
                -----------------------------------------------

                 Transitional Small Business Disclosure Format:

                       Yes                No      X
                          ------------         -------------

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES



                                     INDEX
                                     -----

                                                                      PAGE
                                                                     NUMBER



PART I:  Financial Information

Item 1:  Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1996
       and December 31, 1995                                             1

     Condensed Consolidated Statements of Earnings for the three
       months ended March 31, 1996 and 1995                              2

     Condensed Consolidated Statements of Shareholders' Equity for
       the three months ended March 31, 1996 and 1995                    3

     Condensed Consolidated Statements of Cash Flows for the three
       months ended March 31, 1996 and 1995                              4

     Notes to Condensed Consolidated Financial Statements                5-7

Item 2:  Management's Discussion and Analysis or Plan of Operation       8-14


PART II:  Other Information                                              15

Signatures                                                               16

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in Thousands, except for share data)

                                                                                March 31,  December 31,
                                                                                  1996        1995
                                                                                ---------  ------------
Assets
- - ------
  Cash and due from banks                                                       $  4,451      4,051
  Federal Funds Sold                                                               3,225      4,200

  Securities available for sale                                                   13,810     17,260

  Loans held for sale, net of deferred loan origination fees (estimated
    market values of $6,854 and $5,919, respectively)                              6,736      5,835

  Securities held to maturity (estimated market values of $4,018 and
    $3,947, respectively)                                                          3,986      3,897

  Loans                                                                           83,297     77,498
  Less:  Allowance for loan losses                                                  (831)      (827)
         Net deferred loan origination fees and costs                                (71)       (76)
                                                                                --------    -------
         Net loans                                                                82,395     76,595

  Premises and equipment, net                                                      1,132      1,181
  Other assets                                                                     1,598      1,514
                                                                                --------    -------
             Total assets                                                       $117,333    114,533
                                                                                ========    =======

Liabilities and Shareholders' Equity
- - ------------------------------------
  Liabilities:
    Deposits:
      Noninterest bearing demand                                                $ 19,007     20,011
      Interest bearing:
          Demand                                                                  10,729      7,996
          Money market                                                             6,236      5,680
          Savings                                                                 21,518     21,117
          Time                                                                    49,053     49,429
                                                                                --------    -------
             Total deposits                                                      106,543    104,233

    Other liabilities                                                              1,496      1,345
                                                                                --------    -------
             Total liabilities                                                   108,039    105,578
                                                                                --------    -------

  Shareholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares; issued
      and outstanding 739,496 and 672,352, respectively                                7          7
    Additional paid-in capital                                                     8,437      7,027
    Retained earnings                                                              1,010      2,084
    Unrealized losses on securities available for sale, net                         (160)      (163)
                                                                                --------    -------
             Total shareholders' equity                                            9,294      8,955
                                                                                --------    -------
             Total liabilities and shareholders' equity$                         117,333    114,533
                                                                                ========    =======

See accompanying notes to condensed consolidated financial statements

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                 (Amounts in Thousands, except per share data)


                                                     Three Months Ended
                                                     March 31,  March 31,
                                                       1996       1995
                                                    ----------  ----------

Interest income:
  Loans, including fees:
    Taxable loans                                   $   1,687      1,249
    Tax-exempt loans                                      ---         12
  Loans held for sale                                      89         17
  Securities held to maturity:
    Taxable                                                 9        115
    Tax-exempt                                             40         41
  Securities available for sale                           232        283
  Federal funds sold                                       43         46
                                                    ---------   --------
          Total interest income                         2,100      1,763
Interest expense:
  Deposits                                                982        866
  Other                                                   ---          1
                                                    ---------   --------
          Total interest expense                          982        867
                                                    ---------   --------

          Net interest income                           1,118        896
Provision for loan losses                                  33         24
                                                    ---------   --------
          Net interest income after provision for
            loan losses                                 1,085        872
                                                    ---------   --------
Noninterest income:
  Service charge on deposit accounts                      138        124
  Gain on sale of loans held for sale                     168          1
  Gain on sale of securities available for sale             1        ---
  Other fees for customer services                        115         68
                                                    ---------   --------
          Total noninterest income                        422        193
                                                    ---------   --------
Noninterest expense:
  Compensation and employee benefits                      499        393
  Occupancy                                                86         49
  Furniture and equipment                                  61         38
  Other                                                   345        323
                                                    ---------   --------
          Total noninterest expense                       991        803
                                                    ---------   --------
Net income before income taxes                            516        262
Income tax expense                                        178         81
                                                    ---------   --------
Net income                                          $     338        181
                                                    =========   ========

Net income per common and common equivalent share:
  Primary                                           $    0.40       0.22
  Fully diluted                                          0.39       0.22

Average common and equivalent shares outstanding:
  Primary                                                 855        817
  Fully diluted                                           859        817


See accompanying notes to condensed consolidated financial statements

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
           Condensed Consolidated Statement of Shareholders' Equity
                            (Amounts in Thousands)



                                                                                           Unrealized
                                                                                          gains (losses)
                                            Common Stock     Additional                    on Securities      Total
                                            ------------      Paid-in       Retained        Available      Shareholders'
                                           Shares    Amount   Capital       Earnings      for Sale, net      Equity
                                           ------    ------   -------       --------      -------------    -------------
Balance at December 31, 1995                  672     $ 7      7,027         2,084           (163)            8,955

Change in unrealized gains on securities
  available for sale, net of tax effect        --      --         --            --              3                 3

10% Common Stock Dividend                      67      --      1,410        (1,412)            --                (2)

Net income                                     --      --         --           338             --               338

                                              ---     ---      -----        ------            -----           -----

BALANCE AT MARCH 31, 1996                     739     $ 7      8,437         1,010           (160)            9,294
                                              ===     ===      =====        ======           ====             =====



Balance at December 31, 1994                  610     $ 6      6,165         1,991           (772)            7,390

Change in unrealized gains on securities
  available for sale, net of tax effect        --      --         --            --            248               248

10% Common Stock Dividend                      61       1        854          (855)            --                --

Net income                                     --      --         --           181             --               181
                                              ---     ---      -----        ------           ----             -----


BALANCE AT MARCH 31, 1995                     671     $ 7      7,019         1,317           (524)            7,819
                                              ===     ===      =====        ======           =====            =====



See accompanying notes to condensed consolidated financial statements



          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                                 Three Months Ended
                                                                                 March 31, March 31,
                                                                                   1996       1995
                                                                                 --------    -------
Cash flow from operating activities:
  Net income                                                                     $    338       181
    Adjustments to reconcile net income to net cash used by operating activities:
        Provision for loan losses                                                      33        24
        Depreciation                                                                   56        38
        Deferred loan origination fees and costs, net of amortization                  (5)      (31)
        Purchase of loans held for sale                                           (11,770)   (5,305)
        Origination of loans held for sale                                        (11,763)     (936)
        Proceeds from the sale of loans held for sale                              22,632     5,409
        Increase in other assets                                                      (86)      (44)
        Increase in other liabilities                                                 151       179
                                                                                 --------    ------
          Net cash used by operating activities                                      (414)     (485)
                                                                                 --------    ------
Cash flow from investing activities:
    Purchase of securities held to maturity                                           (89)      (75)
    Purchase of securities available for sale                                         ---    (4,447)
    Proceeds from maturities of securities available for sale                       1,455       263
    Proceeds from sale of securities available for sale                             2,000       ---
    Loans originated, net of repayments                                            (5,828)   (2,468)
    Purchase of premises and equipment                                                 (7)     (221)
                                                                                 --------    ------
          Net cash used by investing activities                                    (2,469)   (6,948)
                                                                                 --------    ------
Cash flow from financing activities:
    Net increase in deposit accounts                                                2,310    14,039
    Decrease in federal funds purchased                                               ---      (900)
    Cash Dividends paid                                                                (2)      ---
                                                                                 --------    ------
          Net cash provided by financing activities                                 2,308    13,139
                                                                                 --------    ------
          Net increase (decrease) in cash and cash equivalents                       (575)    5,706
Cash and cash equivalents at beginning of period                                    8,251     2,742
                                                                                 --------    ------
Cash and cash equivalents at end of period                                       $  7,676     8,448
                                                                                 ========    ======
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                     $  1,035       853
    Income taxes                                                                      193       ---
  Noncash investment and financing activities:
    Decrease in unrealized loss on securities available for sale                        5       395

See accompanying notes to condensed consolidated financial statements

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)
                            ----------------------

(1) GENERAL
    -------

The unaudited condensed consolidated interim financial statements for Port St. Lucie National Bank Holding Corp. ("the Company") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results of operations, cash flows and financial position for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's annual report and Form 10-KSB for the year ended December 31, 1995.

(2) SECURITIES HELD TO MATURITY
    ---------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities held to maturity follows:

                                                March 31, 1996
                                -------------------------------------------------
                                                  Gross        Gross    Estimated
                                  Amortized     Unrealized  Unrealized   Market
                                     Cost         Gains       Losses      Value
                                --------------  ----------  ----------  ---------

Municipal securities                3,345            43          11        3,377
                                    ------        ------      ------      -------
  Total debt securities             3,345            43          11        3,377
Federal Home Loan Bank stock          491           ---         ---          491
Federal Reserve stock                 150           ---         ---          150
                                   ------        ------      ------      -------
  Total                            $3,986            43          11        4,018
                                   ======        ======      ======      =======

                                               December 31, 1995
                                -------------------------------------------------
                                                  Gross        Gross    Estimated
                                  Amortized     Unrealized  Unrealized   Market
                                     Cost         Gains       Losses      Value
                                --------------  ----------  ----------  ---------
Municipal securities               3,348             57           7        3,398
                                   ------       ------      ------       -------
  Total debt securities            3,348             57           7        3,398
Federal Home Loan Bank stock         399            ---         ---          399
Federal Reserve stock                150            ---         ---          150
                                   ------         ------     ------      -------
  Total                            $3,897             57          7        3,947
                                   ======         ======     ======      =======

The amortized cost and estimated market value of securities held to maturity at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Estimated
                                            Amortized       Market
                                              Cost          Value
                                            ---------       ------

            Due within one year                $  110          111
            Due after one year through
              five years                        1,822        1,855
            Due after five years through
              ten years                           915          911
            Due after ten years                   498          500
                                               ------       ------
                 Total debt securities         $3,345        3,377
                                               ======       ======

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)
                            ----------------------

At March 31, 1996 and December 31, 1995, securities held to maturity with an amortized cost of $2,477 and $2,480, respectively, and a market value of $2,507 and $2,523, respectively, were pledged as collateral for municipal deposits. Port St. Lucie National Bank's (the Bank) pledging requirement on average municipal deposits up to the Bank's capital position ($8,674 as of March 31, 1996) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(3) SECURITIES AVAILABLE FOR SALE
    -----------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities available for sale follows:

                                            March 31, 1996
                            -----------------------------------------------
                                Gross         Gross     Estimated
                              Amortized     Unrealized  Unrealized  Market
                                 Cost         Gains       Losses    Value
                            --------------  ----------  ----------  ------

U.S. Treasury securities       $ 1,768           7         ---      1,775
Securities of other U.S.
 Government Agencies             2,000         ---          14      1,986
FHLMC/FNMA Mortgage
 backed securities              10,298          28         277     10,049
                               -------      ------      ------     ------
   Total                       $14,066          35         291     13,810
                               =======      ======      ======     ======

                                           December 31, 1995
                              ---------------------------------------------
                                Gross         Gross     Estimated
                              Amortized     Unrealized  Unrealized  Market
                                 Cost         Gains       Losses    Value
                             ----------     ----------  ----------  ------
U.S. Treasury securities       $ 3,807          16           8      3,815
Securities of other U.S.
 Government Agencies             3,059          12          17      3,054
FHLMC/FNMA Mortgage
 backed securities              10,655          27         291     10,391
                               -------      ------      ------     ------
  Total                        $17,521          55         316     17,260
                               =======      ======      ======     ======

The amortized cost and estimated market value of securities available for sale at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Estimated
                                          Amortized           Market
                                            Cost               Value
                                          ---------          ---------

            Due within one year             $   760                765
            Due after one year through
              five years                      3,008              2,996
                                            -------             ------
                                              3,768              3,761
            Mortgage backed securities       10,298             10,049
                                            -------             ------
              Total                         $14,066             13,810
                                            =======             ======

During the three months ended March 31, 1996, there were $2,000 in sales of securities available for sale. During this same period, $1 in gains were realized from the sale of securities available for sale.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)
                            ----------------------

At March 31, 1996 and December 31, 1995, securities available for sale with an amortized cost of $1,335 and $4,399, respectively, and a market value of $1,319 and $4,388, respectively, were pledged as collateral for municipal deposits.
The Bank's pledging requirement on average municipal deposits up to the Bank's capital position ($8,674 as of March 31, 1996) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(4) LOANS
    -----


An analysis of loans follows:
                                            March 31,   December 31,
                                              1996          1995
                                            --------    -----------
 Real Estate:
  Construction                              $ 6,545         4,952
  Loans on primary residences                41,122        38,015
  Other                                      13,871        12,665
 Commercial                                   8,948        10,075
 Loans to individuals:
  Installment                                12,166        11,120
  Other personal and business loans             645           671
                                            -------        ------
    Total                                   $83,297        77,498
                                            =======        ======

At March 31, 1996, real estate-construction loans were comprised of $5,030 in single family residential loans and $1,515 in commercial real estate loans. As of December 31, 1995, real estate-construction loans were comprised of $3,686 in single family residential loans and $1,266 in commercial real estate loans.

At March 31, 1996 and December 31, 1995, loans to directors, executive officers, and principal shareholders aggregated $1,642 and $1,423, respectively. Total unfunded commitments to this group at March 31, 1996 and December 31, 1995 aggregated $1,096 and $820, respectively.

(5) OTHER REAL ESTATE OWNED
    -----------------------

Other real estate owned represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on real estate mortgage loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is valued at the lower of cost or fair value less costs to dispose. Any write-downs at date of acquisition are charged to the allowance
for  loan  losses.   Expenses  incurred  in maintaining assets and subsequent
write-downs to reflect declines in the fair value of the property are included in other operating expenses.

Changes in Other Real Estate Owned:
- - -------------------------------------

                                        Three months
                                           ended            Year ended
                                         March 31,          December 31,
                                           1996                 1995
                                       ------------        -------------

          Beginning balance                   $ ---                 217
               Sales                            ---                (217)
               Other                            ---                 ---
                                       ------------        ------------
          Ending balance               $      ---                   ---
                                       ============        ============

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (Dollars in Thousands)
                            ----------------------


OVERVIEW

Port St. Lucie National Bank Holding Corp's (the "Company") total assets at March 31, 1996 were $117,333, an increase of $2,800 or 2.4% over December 31, 1995. Net income for the three months ended March 31, 1996 was $338 as compared to $181 for the three months ended March 31, 1995. Earnings for the three months ended March 31, 1996 represent $0.46 per share as compared to $0.24 for the three months ended March 31, 1995. On February 15, 1996, the Company declared a 10% stock dividend. The stock dividend increased the outstanding shares from 672 to 739. The earnings per share for both comparison periods shown above have been restated to reflect the stock dividend.

On March 17, 1995, Port St. Lucie National Bank (the "Bank") opened its second branch office, a 4,300 square foot facility located in the rapidly growing St. Lucie West development in Port St. Lucie, Florida. The Bank also expanded its administrative offices, taking an additional 1,200 square feet in the same facility. This expansion had a direct impact on the Company's personnel, occupancy, premises and equipment expenses reflecting three full months of operations in the first quarter of 1996.

In February 1995, the Company organized and approved a mortgage banking company, Spirit Mortgage Corp., which began doing business primarily outside of the market in which the Bank operates. This operation also impacted the Company's personnel, premises and equipment expenses reflecting three full months of operations in the first quarter of 1996.


EARNINGS ANALYSIS

     NET INTEREST INCOME

For the three months ended March 31, 1996, interest income totaled $2,100, an increase of $337 or 19.1% over the three months ended March 31, 1995. The primary reasons for the change in interest income are the increase of $11,869 or 12.5% in average earning assets over the past twelve months and the Bank's ability over the same period to change the mix of average earning assets. As of March 31, 1995 investments totaled 33.7% of average earning assets compared to 21.5% as of March 31, 1996. In addition, net loans increased from 66.3% of average earning assets to 78.5% during the comparison periods. Interest expense for the three months ended March 31, 1996 was $982, an increase of $115 or 13.3%. Total average deposit growth of 11.5% during the twelve months ended March 31, 1996 was the primary reason for the increase during the comparison periods.

Net interest income for the three months ended March 30, 1996 was $1,118, an increase of $222 or 24.8% over the three months ended March 31, 1995. The net interest yield for the three months ended March 31, 1996 was 4.19%, a increase of 41 basis points over the three months ended March 31, 1995. The components of the net interest yield reflect a significant increase in the yield on average earning assets with only a slight, 2 basis point increase in the interest expense to average earning assets. As discussed above, the Bank was successful in changing the mix of earning assets by reducing lower yielding investment securities and real estate loans and replacing them with higher yielding consumer and commercial loans.

NONINTEREST INCOME

Noninterest income was $422 for the three months ended March 31, 1996. This represents a $229 or 118.7% increase over the three months ended March 31, 1995. The primary source of noninterest income during the first quarter of 1996 was gains on sale of loans held for sale. Gains on sale of loans held for sale totaled $168, an increase of $167 over the three months ended March 31, 1995. This increase is attributable to the success of the newly established mortgage company, Spirit Mortgage Corp. During the three months ended March 31, 1996, $22,632 of loans held for sale were sold. Spirit Mortgage Corp. originated $9,906

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (Dollars in Thousands)
                            ----------------------

of the loans sold resulting in gains of $158. These fixed rate residential loans were sold to various correspondents servicing released and without recourse. The Bank originated and sold $704 of loans without recourse to the Federal National Mortgage Association resulting in $10 in gains. The Company intends to emphasize this type of business the remainder of the year; however, future volume will depend on the direction and stability of interest rates during the remainder of the year.

Service charges on deposit accounts totaled $138 for the three months ended March 31, 1996, an increase of $14 or 11.3% over the three months ended March 31, 1995. The increase in service charges is primarily attributable to growth in transaction accounts and increases in selected service charge amounts which became effective on August 1, 1995.

Sales of investment securities available for sale totaled $2,000 for the three months ended March 31, 1996. $1 in gains on sale of investment securities available for sale were realized. There were no investment securities available for sale sold in first quarter 1995.

Other fees for customer services was $115 for the three months ended March 31, 1996 as compared to $68 for the three months ended March 31, 1995. The $47 increase in the three month comparison period is primarily attributable to the improvement in service fees associated with the purchase of Federal Housing Administration (FHA) guaranteed real estate loans which are sold servicing released without recourse under commitment to specific secondary market lenders. This increase in fees is the direct result of increased FHA loans purchased and sold. Sales volume was $12,022 at March 31, 1996 as compared to $4,624 at March 31, 1995.

     NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1996 was $991, an increase of $188 or 23.4% over the three months ended March 31, 1995. This increase is attributable to increased personnel expenses, occupancy, furniture and equipment expenses and other noninterest expenses. These increases can be attributed to three full months of operations of the Bank's new branch office, additional administrative office and Spirit Mortgage Corp., as compared to only partial personnel expense increases associated with the expansion in the first quarter 1995.

     INCOME TAXES

The net income of $516 before income taxes for the three months ended March 31, 1996, reflects an increase of $254 or 96.9% over the three months ended March 31, 1995. The resulting income tax expense of $178 for the three month period is an increase of $97 over the three months ended March 31, 1995. Income tax expense increased primarily as a result of the increase in income before income taxes.


LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity and interest rate sensitivity positions are regularly examined and evaluated by management in conjunction with market interest rates, balance sheet composition and funding source requirements. While a balanced interest rate sensitivity position has been and continues to be maintained, a shift in balance sheet composition has had the impact of improving net interest income growth in 1996. Management will continue its efforts to maintain a balanced interest rate sensitivity position and will monitor loan demand and deposit growth in order to influence the changes in balance sheet composition necessary to maximize net interest income growth under prevailing conditions.

For financial institutions, liquidity represents the ability of the institution to meet both loans and other commitments as well as depositor withdrawals. Recently, loan demand has exceeded deposit growth allowing the Bank to utilize maturing and sold investment securities to fund those loans. Should loan demand continue

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (Dollars in Thousands)
                            ----------------------

to exceed deposit growth, the Company will look to the sale of loans, the additional sale of investment securities or the use of specific borrowings as deemed prudent to support high quality, higher yielding loan growth.

At March 31, 1996, the Company had potential funding needs of $14,796 in outstanding loan commitments and $122 in standby letters of credit. In addition, volatile deposits consisted of $9,317 in time deposits of $100 or more and $5,137 in municipal deposits. Since these municipal deposits are not subject to maturity, the duration of these balance levels is not precisely known. The municipal deposits also require the pledge of qualified investment securities to the State of Florida in accordance with the Florida Security for Public Deposit Act. Based on the prior month's daily average balance of municipal deposits, a 50% pledge level is required up to the Bank's capital position and a 125% pledge level is required on balances in excess of the Bank's capital position.

To provide funds for these potential liquidity needs, the Company maintained cash equivalents of $23,771 at March 31, 1996, consisting of loans held for sale of $6,736, federal funds sold of $3,225, and securities available for sale of $13,810. In addition, unfunded federal funds purchase commitments aggregating $4,000, and $19,000 in funding from the Federal Home Loan Bank of Atlanta are also available to meet potential liquidity needs. In the opinion of management, the Company maintains liquidity levels adequate to meet its potential funding demands.


EARNING ASSETS AND FUNDING SOURCES

At March 31, 1996, earning asset categories totaled $110,152 and comprised 93.8% of total assets. Federal funds sold of $3,225 or 2.9%, investment securities held to maturity of $3,986 or 3.6%, loans held for sale of $6,736 or 6.1%, investment securities available for sale of $13,810 or 12.5% and net loans of $82,395 or 74.8% make up all earning assets. Deposits, the primary source of funds, totaled $106,543 at March 31, 1996, of which $19,007 or 17.8% was in noninterest bearing demand deposits and $87,536 or 82.2% of total deposits was in interest bearing deposits.

     LOANS

Total loans at March 31, 1996, were $83,297, an increase of $5,799 or 7.5% over December 31, 1995. From December 31, 1995 to March 31, 1996, outstanding balances on installment loans increased $1,046 or 9.4%, other real estate lending aggregated a $1,206 or 9.5% increase, real estate construction loans increased by $1,593 or 32.2% and loans on primary residences increased $3,107 or 8.2%. During the three month period other personal and business loans decreased $26 or 3.9% and commercial loans decreased $1,127 or 11.2%. The largest growth in the loan portfolio during the three month period was in real estate loan category, primarily made up of adjustable rate residential real estate loans. Increases in installment, other real estate and construction loans reflects the Company's emphasis on building loan volume in other higher yielding types of loans. The decline in commercial loans is primarily due to the paydown of seasonal line of credit after year end.

The Company does not engage in any speculative real estate lending or real estate development lending. The real estate loans are predominately made on owner occupied properties with established cash flows.

     SECURITIES

At March 31, 1996, total securities held to maturity were $3,986, an increase of $89 or 2.3% over December 31, 1995. The change is attributable to an increase in Federal Home Loan Bank Stock of $92, offset by a $3 decrease associated with the premium amortization of the existing portfolio.

The securities held to maturity had gross unrealized gains of $43 as of March 31, 1996 and $57 as of

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (Dollars in Thousands)
                            ----------------------

December 31, 1995. The gross unrealized losses in the portfolio of securities held to maturity as of March 31, 1996 were $11 and as of December 31, 1995 were $7.

At March 31, 1996, securities available for sale were $13,810, a decrease of $3,450 or 20.0% over December 31, 1995. The components of the change were a decrease in U.S. Treasury securities of $2,039 or 53.6%, a decrease in U.S. Government Agency securities of $1,059 or 34.6% and a decrease in mortgage backed securities of $357 or 3.4%. These changes in the securities portfolio and the reduction of $5 in net unrealized losses ($3 net of tax effect) aggregates the $3,450 decrease in total securities available for sale. The decrease in the available for sale securities portfolio is due to increased loan demand and the sale of securities to assist the funding of loan production and the maturity of various securities.

At December 31, 1995, the available for sale portfolio included $261 of net unrealized losses which resulted in an after tax adjustment decreasing shareholders' equity by $163 as compared to the $256 of net unrealized losses at March 31, 1996 which resulted in an after tax adjustment decreasing shareholders' equity by $160.

     FUNDING SOURCES

Deposits at March 31, 1996 were $106,543, an increase of $2,310 or 2.2% from December 31, 1995. The components of this change were a $2,733 or 34.2% increase in interest bearing demand deposits, a $556 or 9.8% increase in money market deposits, a $401 or 1.9% increase in savings deposits, a $376 or 0.8% decrease in time deposits, and a $1,004 or 5.0% decrease in noninterest bearing demand deposits. Overall deposit growth during the three months ended March 31, 1996 can be attributed to the Company's ability to attract lower cost funds by developing several deposit products as alternatives to time deposits. The decrease in noninterest bearing demand deposit balances does not reflect a decline in growth and is primarily due to the timing of quarter end falling on a non-business day.

The Company also continues to utilize federal fund purchase lines and advances through the Federal Home Loan Bank ("FHLB") to accommodate temporary timing differences between earning asset growth and deposit growth. At March 31, 1996, there were no outstanding balances under federal funds purchase lines or FHLB advance agreements.

ASSET QUALITY

The allowance for loan losses as of March 31, 1996 was $831 or 1.00% of loans outstanding as compared to $718 or 1.10% at March 31, 1995. This is a net increase of $113 or 15.7% over March 31, 1995. The increase in the allowance for loan losses was primarily due to growth in the loan portfolio of 27.8% over the twelve months ended March 31, 1996. The decline in the allowance compared to loans outstanding from 1.10% to 1.00% is primarily due to the continued concentration in lower risk loans on residential real estate and due to the maintenance of the overall portfolio quality at a level that does not require additional allowance.

     A reconciliation of the allowance for loan losses follows:

                                            Three Months Ended
                                        March 31,           March 31,
                                           1996                1995
                                        ----------          ----------
      Beginning Balance                     $ 827                 699
      Provision charged to expense             33                  24
      Loans charged-off                       (43)                 (6)
      Recoveries                               14                   1
                                            -----               -----
           Ending Balance                   $ 831                 718
                                            =====               =====
        Allowance for loan losses as
          a percent of ending loans          1.00%               1.10%

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

As of March 31, 1996, the Company had three loans totaling $9 past due 90 days or more and on accrual, 31 loans in the amount of $452 on nonaccrual and no other real estate owned. As of December 31, 1995, the Company had four loans totaling $5 past due 90 days or more and on accrual, 13 loans on nonaccrual in the amount of $405 and no other real estate owned.

                                        March 31,            December 31,
                                           1996                 1995
                                        ----------           ------------
      Loans past due 90 days or more        $   9                    5
      Nonaccrual loans                        452                  405
      Other real estate owned                 ---                  ---

      Nonperforming assets as a
       percent of ending loans
       and other real estate owned            0.6%                 0.5

Interest would have been recorded for all nonperforming loans in the amount of $30 and $10 during the three months ended March 31, 1996 and 1995, respectively, if these loans had been current in accordance with their original terms.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement
114), as amended by Statement 118, which prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructuring (a "restructured loan"). Statement 114 adoption did not have a material impact on the financial condition or results of operations of the Company in 1995. FAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all residential real estate loans and consumer loans. The Company's impaired loans within the scope of FAS 114 include nonaccrual commercial loans restructured, and performing commercial loans less than 90 days delinquent which management believes will be collected in full, but it is probable they will not be collected in accordance with the contractual terms of the loans.

     OTHER POTENTIAL PROBLEM LOANS

Other potential problem loans exclude nonperforming loans and represent those loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms. The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Company maintains a classified account list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. At March 31, 1996, potential problem loans classified as substandard were $751 compared to $894 at year end 1995. One loan was classified as doubtful at March 31, 1996 in the amount of $8 as compared to six loans that totaled $40 at year end 1995. Classified loans in aggregate decreased by $175 at March 31, 1996 from year end 1995. The decrease in those loans

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (Dollars in Thousands)
                            ----------------------

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


CAPITAL RESOURCES (SHARE INFORMATION NOT IN THOUSANDS)

Total shareholders' equity at March 31, 1996 was $9,294, an increase of $339 or 3.8% from December 31, 1995. Net income for the three months ended March 31, 1996 of $338 and the reduction of $3 in after tax unrealized losses on the available for sale investment securities portfolio in accordance with FAS No. 115 make up the increase in shareholders' equity. During the three months ended March 31, 1996, there were no warrants or options exercised. Also, the Company did declare and issue a stock dividend of 10% on February 15, 1996. The stock dividend increased total outstanding shares by 67,144 for a total of 739,496.

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

                                          Total               Tier 1
                                       Risk-based           Risk-based           Leverage
                                          Ratio                Ratio               Ratio
                                   ------------------    ----------------     ---------------
                                      Less than            Less than           Less than
     Well capitalized               or equal to 10.00%   or equal to 6.00%   or equal to 5.00%
     Adequately capitalized                 8.00-9.99           4.00-5.99           4.00-4.99
     Undercapitalized                       6.00-7.99           3.00-3.99           3.00-3.99
     Significantly undercapitalized    Less than 6.00      Less than 3.00           2.01-2.99
                                                                               Less than
     Critically undercapitalized              ---                    ---     or equal to 2.00

The following table discloses the regulatory capital for the Bank as of March 31, 1996 and December 31, 1995:

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                            (Dollars in Thousands)
                            ----------------------

                                            March 31,        December 31,
                                               1996             1995
                                            ----------      -------------
      CAPITAL:
      Tier 1 capital                         $  8,834              8,508
      Tier 2 capital                              831                827
                                             --------           --------
        Total capital                        $  9,665              9,335
                                             ========           ========
      Total adjusted assets                  $116,883            114,059
                                             ========           ========
      Risk-weighted assets                   $ 76,936             72,071
                                             ========           ========
      RATIOS:
      Leverage ratio                             7.56%              7.46%
                                             ========           ========
         Tier 1 capital to risk-weighted
           assets                               11.48%             11.80%
         Tier 2 capital to risk-weighted
           assets                                1.08%              1.15%
                                             --------           --------
      Total capital to risk-weighted
        assets                                  12.56%             12.95%
                                             ========           ========

The Bank does not anticipate any difficulty in continuing to meet these minimum capital requirements in the foreseeable future. Based on these regulations, management believes the Bank is classified as "well capitalized."


FORWARD LOOKING STATEMENTS

This 10-QSB report contains forward looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which the Company and the Bank operate), competition for the Company's and the Bank's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which the Company and the Bank have no control), changes in interest rates, the impact of the Company's rapid growth, and other risks detailed in the Annual Report on Form 10-KSB and in this filing with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits:

                   27.   Financial Data Schedule

              (b)  Reports on Form 8-K:

                   No reports on Form 8-K were filed during the first quarter of 1996.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                              S I G N A T U R E S



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                            ------------------------------------------


Date:  May 7, 1996                     By:  /s/ J. Hal Roberts, Jr.
     ---------------------------           -----------------------------
                                           J. Hal Roberts, Jr.
                                           President/Chief Executive Officer


Date:  May 7, 1996                    By:  /s/ Randall A. Ezell
     ---------------------------           -----------------------------
                                           Randall A. Ezell
                                           Senior Vice President
                                           Chief Financial Officer

[ARTICLE] 9
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                             JAN-01-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                           4,451
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                 3,225
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     13,810
[INVESTMENTS-CARRYING]                           3,986
[INVESTMENTS-MARKET]                             4,018
[LOANS]                                         83,297
[ALLOWANCE]                                        831
[TOTAL-ASSETS]                                 117,333
[DEPOSITS]                                     106,543
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                              1,496
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             7
[OTHER-SE]                                       9,287
[TOTAL-LIABILITIES-AND-EQUITY]                 117,333
[INTEREST-LOAN]                                  1,776
[INTEREST-INVEST]                                  324
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                                 2,100
[INTEREST-DEPOSIT]                                 982
[INTEREST-EXPENSE]                                 982
[INTEREST-INCOME-NET]                            1,118
[LOAN-LOSSES]                                       33
[SECURITIES-GAINS]                                   1
[EXPENSE-OTHER]                                    991
[INCOME-PRETAX]                                    516
[INCOME-PRE-EXTRAORDINARY]                         516
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       338
[EPS-PRIMARY]                                     0.40
[EPS-DILUTED]                                     0.39
[YIELD-ACTUAL]                                    4.19
[LOANS-NON]                                        452
[LOANS-PAST]                                         9
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                    759
[ALLOWANCE-OPEN]                                   827
[CHARGE-OFFS]                                       43
[RECOVERIES]                                        14
[ALLOWANCE-CLOSE]                                  831
[ALLOWANCE-DOMESTIC]                               831
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0