Form 10QSB/A
period 1996-03-31
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1996-06-21
CIK 835411

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB/A


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

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in Thousands, except for share data)

                                                                                March 31,  December 31,
                                                                                  1996        1995
                                                                                ---------  ------------
Assets
- ------
  Cash and due from banks                                                       $  4,451      4,051
  Federal Funds Sold                                                               3,225      4,200

  Securities available for sale                                                   13,810     17,260

  Loans held for sale, net of deferred loan origination fees (estimated
    market values of $6,854 and $5,919, respectively)                              6,736      5,835

  Securities held to maturity (estimated market values of $4,018 and
    $3,947, respectively)                                                          3,986      3,897

  Loans                                                                           83,297     77,498
  Less:  Allowance for loan losses                                                  (831)      (827)
         Net deferred loan origination fees and costs                                (71)       (76)
                                                                                --------    -------
         Net loans                                                                82,395     76,595

  Premises and equipment, net                                                      1,132      1,181
  Other assets                                                                     1,598      1,514
                                                                                --------    -------
             Total assets                                                       $117,333    114,533
                                                                                ========    =======

Liabilities and Shareholders' Equity
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