Form 10QSB
period 1996-06-30
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1996-08-12
CIK 835411

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1996

                      Commission File Number 0-18514


                PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
   A Florida Corporation - I.R.S. Employer Identification No. 65-0051022


                        1100 SW St Lucie West Blvd
                      Port St. Lucie, Florida   34986


                        Issuer's Telephone Number:
                              (561) 340-2800

Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                     Yes      X        No


The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

              Common Stock,  $.01 par value -- 742,840 shares

              Transitional Small Business Disclosure Format:

                    Yes                No      X

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES



                                     INDEX

                                                              PAGE
                                                              NUMBER



Part I:        Financial Information


Item 1:   Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995                                       3

     Condensed Consolidated Statements of Earnings for the six months ended
          and the three months ended June 30, 1996 and 1995           4

     Condensed Consolidated Statements of Shareholders' Equity for the six
          months ended June 30, 1996 and 1995                          5

     Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 1996 and 1995                                      6

     Notes to Condensed Consolidated Financial Statements             7-10


Item 2:   Management's Discussion and Analysis or Plan of Operation   11-19


Part II:  Other Information                                           20

Signatures                                                            21

           Port St. Lucie National Bank Holding Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in Thousands, except for share data)
                                             June 30,         December 31,
                                               1996              1996

Assets
  Cash and due from banks                     3,412                4,051
  Federal Funds Sold                          3,950                4,200
  Securities available for sale              13,254                17,260
  Loans held for sale, net of deferred
  loan origination fees (estimated market
  values of $3,417 and $5,919, respectively)  3,363                5,835
  Securities held to maturity (estimated
  market values of $3,977 and $3,947,
  respectively)                               3,982                3,897
  Loans                                      97,259               77,498
  Less:  Allowance for loan losses             (896)                (827)
    Net deferred loan origination fees and costs(85)                 (76)
         Net loans                           96,278               76,595
  Premises and equipment, net                 1,143                1,181
  Other assets                                1,690                1,514
             Total assets                 $ 127,072                114,533

Liabilities and Shareholders' Equity
  Liabilities:
    Deposits:
      Noninterest bearing demand          $  19,470               20,011
      Interest bearing:
          Demand                             12,186               7,996
          Money market                        5,686               5,680
          Savings                            24,222              21,117
          Time                               53,986              49,429
             Total deposits                 115,550             104,233
    Other liabilities                         1,829               1,345
             Total liabilities              117,379             105,578

  Shareholders' equity:
    Common stock, $.01 par value, authorized
    10,000,000 shares; issued and outstanding
    742,840 and 672,352, respectively             7                    7
    Additional paid-in capital                8,466                7,027
    Retained earnings                         1,392                2,084
    Unrealized losses on securities available
    for sale, net                              (172)                (163)
             Total shareholders' equity       9,693                8,955
             Total liabilities
                 and shareholders' equity $ 127,072              114,533



See accompanying notes to condensed consolidated financial statements

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                  (Amount in Thousands, except for share data)
                                  Six Months Ended         Three Months Ended
                                June 30,       June 30,   June 30,    June 30,
                                  1996          1995       1996        1995

Interest income:
  Loans, including fees:
    Taxable loans              $  3,627        2,662        1,940       1,413
    Tax-exempt loans               ---            24         ---           12
  Loans held for sale               172           57           83          40
  Securities held to maturity:
    Taxable                          21          232           12         117
    Tax-exempt                       81           81           41          40
  Securities available for sale     437          646          205         363
  Federal funds sold                 67           83           24          37
         Total interest income    4,405        3,785        2,305       2,022
Interest expense:
  Deposits                        1,994        1,940        1,012       1,074
  Other                              13            3           13           2
          Total interest expense  2,007        1,943        1,025       1,076
          Net interest income     2,398        1,842        1,280         946
Provision for loan losses            97           96           64          72
          Net interest income after
        provision for loan losses 2,301        1,746        1,216         874
Noninterest income:
  Service charge
           on deposit accounts      280          252          142         128
  Gain on sale of
           loans held for sale      284           29          116          28
  Gain on sale of
           other real estate owned  ---            1          ---           1
  Gain on sale of
     securities available for sale    1          ---          ---         ---
  Other fees for customer services  228          138          113          70
          Total noninterest income  793          420          371         227
Noninterest expense:
  Compensation and employee benefit 979          800          480         407
  Occupancy                         180          133           94          84
  Furniture and equipment           122           92           61          54
  Other                             716          662          371         339
          Total noninterest
                expense           1,997        1,687        1,006         884
Net income before income taxes    1,097          479          581         217
Income tax expense                  377          146          199          65
Net income                     $    720          333          382         152
Net income per common and common
  equivalent share:
  Primary                          0.84         0.41         0.44        0.18
  Fully diluted                    0.83         0.40         0.44        0.18
Average common and equivalent shares
  outstanding:
  Primary                           860          822          860         822
  Fully diluted                     865          826          865         826

See accompanying notes to condensed consolidated financial statements

     Port St. Lucie National Bank Holding Corp. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Amounts in Thousands)

                                                                     Unrealized
                                                                     gains (losses)
                                Common Stock    Additional           on Securities   Total
                                                Paid-in    Retained  Available       Shareholders'
                                Shares Amount   Capital    Earnings  for Sale, net   Equity


Balance at December 31, 1995      672    $7      7,027      2,084        (163)        8,955

Change in unrealized losses on
 securities available for sale,
 net of tax effect                ---   ---        ---        ---          (9)           (9)

Stock issue                         4   ---         29        ---          ---           29

10% Common Stock Dividend          67   ---      1,410     (1,412)         ---           (2)

Net income                        ---   ---        ---        720          ---          720

Balance at June 30, 1996          743    $7      8,466      1,392         (172)       9,693




Balance at December 31, 1994      610    $6      6,165      1,991         (772)       7,390

Change in unrealized losses on
 securities available for sale, net
 of tax effect                    ---   ---        ---        ---          456          456

Stock issue                         1   ---          8        ---          ---            8

10% Common Stock Dividend          61     1        854       (855)         ---          ---

Net income                        ---   ---        ---        333          ---          333

Balance at June 30, 1995          672    $7      7,027      1,469         (316)       8,187















See accompanying notes to condensed consolidated financial statements

         Port St. Lucie National Bank Holding Corp. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                                              Six Months Ended
                                                            June 30,    June 30,
                                                              1996        1995

Cash flow from operating activities:
 Net income                                                    720         333
    Adjustments to reconcile net income to net cash used by
     operating activities:
        Provision for loan losses                               97          96
        Depreciation                                           112          91
        Deferred loan origination fees and costs, net of
          amortization                                           9         (44)
        Purchase of loans held for sale                    (22,554)    (13,315)
        Origination of loans held for sale                 (21,830)     (3,511)
        Proceeds from the sale of loans held for sale       46,856      14,426
        Increase in other assets                              (170)        (98)
        Increase in other liabilities                          484         541
         Net cash (used by) provided by operating activities 3,724      (1,481)
Cash flow from investing activities:
    Purchase of securities held to maturity                    (85)        (66)
    Purchase of securities available for sale                 ----      (5,918)
    Proceeds from maturities of securities available for sale 1,991      2,578
    Proceeds from sale of securities available for sale       2,000       ----
    Loans originated, net of repayments                     (19,789)   (11,337)
    Proceeds from sale of other real estate owned           ----            25
    Purchase of premises and equipment                          (74)      (344)
          Net cash used by investing activities             (15,957)   (15,062)
Cash flow from financing activities:
    Net increase in deposit accounts                         11,317     16,885
    Decrease in federal funds purchased                        ----        (20)
    Issuance of common stock                                     29          8
    Cash Dividends paid                                          (2)      ----
          Net cash provided by financing activities          11,344     16,873
          Net increase (decrease) in cash and cash equivalents (889)       330
Cash and cash equivalents at beginning of period              8,251      2,742
Cash and cash equivalents at end of period                 $  7,362      3,072
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                               $   2,009     1,872
    Income taxes                                                 338       ---
  Noncash investment and financing activities:
    Fair value of stock dividend distributed                   1,410       854
    Decrease (increase) in unrealized loss on securities
      available for sale                                         (14)      731
    Loans to facilitate the sale of other real estate owned      ---        23

See accompanying notes to condensed consolidated financial statements

(1) GENERAL

     The unaudited condensed consolidated interim financial statements for Port St. Lucie National Bank Holding Corp. (the "Company") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results of operations, cash flows and financial position for interim periods.
     The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's annual report and Form 10-KSB for the year ended December
     31, 1995.

(2) SECURITIES HELD TO MATURITY

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities held to maturity follows:

                                              June 30, 1996
                                                Gross         Gross         Estimated
                                 Amortized    Unrealized     Unrealized       Market
                                   Cost         Gains         Losses          Value

     Municipal securities           3,341         14             19          3,336
          Total debt securities     3,341         14             19          3,336
     Federal Home Loan Bank
      stock                           491        ---            ---            491
     Federal Reserve stock            150        ---            ---            150
          Total                  $  3,982         14             19          3,977

                                          December 31, 1995
                                                Gross         Gross         Estimated
                                Amortized     Unrealized     Unrealized       Market
                                  Cost          Gains         Losses          Value

     Municipal securities           3,348         57             7           3,398
          Total debt securities     3,348         57             7           3,398
     Federal Home Loan Bank
      stock                           399        ---           ---       399
     Federal Reserve stock            150        ---           ---             150
         Total                   $  3,897         57             7           3,947

     The amortized cost and estimated market value of debt securities held to maturity at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Estimated
                                         Amortized         Market
                                           Cost            Value

          Due within one year             $  110            111
          Due after one year through
            five years                     1,821          1,828
          Due after five years through
            ten years                        915            903
          Due after ten years                495            494
               Total debt securities    $  3,341          3,336

     At June 30, 1996 and December 31, 1995, securities held to maturity with an amortized cost of $3,231 and $2,480, respectively, and a market value of $3,226 and $2,523, respectively, were pledged as collateral for municipal deposits. Port St. Lucie National Bank's (the "Bank") pledging requirement on average municipal deposits up to the Bank's capital position ($9,046 as of June 30, 1996) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(3) SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities available for sale follows:

                                                June 30, 1996
                                               Gross          Gross     Estimated
                                Amortized    Unrealized     Unrealized   Market
                                  Cost         Gains          Losses     Value

     U.S. Treasury securities  $  1,764          2              ---        1,766
     Securities of other U.S.
       Government Agencies        1,907        ---               44        1,863
     FHLMC/FNMA Mortgage
       backed securities          9,859         29              263        9,625
          Total                $ 13,530         31              307       13,254

                                               December 31, 1995
                                               Gross          Gross     Estimated
                               Amortized     Unrealized     Unrealized   Market
                                 Cost          Gains          Losses     Value

     U.S. Treasury securities $  3,807           16              8         3,815
     Securities of other U.S.
       Government Agencies       3,059           12             17         3,054
     FHLMC/FNMA Mortgage
       backed securities        10,655           27            291        10,391
         Total                $ 17,521           55            316        17,260


     The amortized cost and estimated market value of securities available for sale at June 30, 1996, by contractual maturity, are shown below.
     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Estimated
                                              Amortized      Market
                                                Cost         Value

          Due within one year                 $   1,764       1,766
          Due after one year through
            five years                            1,907       1,864
                                                  3,671       3,630
          Mortgage backed securities              9,859       9,624

            Total                              $ 13,530      13,254

     During the six months ended June 30, 1996, there were $2,000 in sales of securities available for sale. During this same period, $1 in gains were realized from the sale of securities available for sale.

     At June 30, 1996 and December 31, 1995, securities available for sale with an amortized cost of $2,155 and $4,399, respectively, and a market value of $2,134 and $4,388, respectively, were pledged as collateral for municipal deposits. The Bank's pledging requirement on average municipal deposits up to the Bank's capital position ($9,046 as of June 30, 1996) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(4) LOANS

     An analysis of loans follows:

                                               June 30,      December 31,
                                                1996             1995

          Real Estate:
            Construction                     $  10,013          4,952
            Loans on primary residences         48,913         38,015
            Other                               14,266         12,665
          Commercial                             9,860         10,075
          Loans to individuals:
            Installment                         13,551         11,120
            Other personal and business loans      656            671
               Total                         $  97,259         77,498

     At June 30, 1996, real estate-construction loans were comprised of $7,711 in single family residential loans and $2,302 in commercial real estate loans. As of December 31, 1995, real estate-construction loans were comprised of $3,686 in single family residential loans and $1,266 in commercial real estate loans.

     At June 30, 1996 and December 31, 1995, loans to directors, executive officers, and principal shareholders aggregated $1,862 and $1,423, respectively. Total unfunded commitments to this group at June 30, 1996 and December 31, 1995 aggregated $1,024 and $820, respectively.

OVERVIEW

     Port St. Lucie National Bank Holding Corp.'s (the "Company") total assets at June 30, 1996 were $127,072, an increase of $12,539 or 10.9% over December 31, 1995. Net income for the six months ended June 30, 1996 was $720 as compared to $333 for the six months ended June 30, 1995. Earnings for the six months ended June 30, 1996 represent $0.84 per common and common equivalent share as compared to $0.41 for the six months ended
     June 30, 1995. Net income for the three months ended June 30, 1996 was $382 as compared to $152 for the three months ended June 30, 1995. Earnings for the three months ended June 30, 1996 represent $0.44 per common and common equivalent share as compared to $0.18 for the three months ended June 30, 1995. On February 15, 1996, the Company declared a 10% stock dividend. The stock dividend increased the outstanding shares from 672 to 739. The earnings per share for both comparison periods shown above have been restated to reflect the stock dividend and the stock issuance of exercised options and warrants.

     On March 17, 1995, Port St. Lucie National Bank (the "Bank") opened its second branch office, a 4,300 square foot facility located in the rapidly growing St. Lucie West development in Port St. Lucie, Florida. The Bank also expanded its administrative offices, taking an additional 1,200 square feet in the same facility. This expansion had a direct impact on the Company's personnel, occupancy, premises and equipment expenses reflecting six full months of operations in the first half of 1996 as compared to three full months of operations in the first half of 1995.

     In February 1995, the Company organized and approved a mortgage banking company, Spirit Mortgage Corp., which began doing business primarily outside of the market in which the Bank operates. This operation also impacted the Company's personnel, premises and equipment expenses reflecting three full months of operations in the first half of 1995 as compared to six full months in the first half of 1996.


EARNINGS ANALYSIS

     NET INTEREST INCOME

     For the six months ended June 30, 1996, interest income totaled $4,405, an increase of $620 or 16.4% over the six months ended June 30, 1995. The primary reasons for the change in interest income are the increase of $10,220 or 10.2% in average earning assets over the past twelve months ending June 30, 1996 and the Bank's ability over the same period to change the mix of average earning assets. As of June 30, 1995, investments totaled 33.8% of average earning assets compared to 19.2% as of June 30, 1996. In addition, net loans increased from 66.2% of average earning assets to 80.8% during the comparison periods. Interest expense for the six months ended June 30, 1996 was $2,007, an increase of $64 or 3.3%. Total average deposit growth of 8.6% during the twelve months ended
     June 30, 1996 was the primary reason for the increase during the comparison periods. The combination of growth and change in mix resulted in net interest income for the six months ended June 30, 1996 of $2,398, an increase of $556 or 30.2% over the six months ended June 30, 1995. Net interest income for the three months ended June 30, 1996 was 1,280, an increase of $334 or 35.3% over the three months ended June 30, 1995.

     The net interest yield for the six months ended June 30, 1996 was 4.34%, an increase of 66 basis points over the six months ended June 30, 1995. The components of the net interest yield reflect an increase of 42 basis points in the yield on average earning assets with a 24 basis point decrease in the interest expense to average earning assets. The net interest yield for the three months ended June 30, 1996 was 4.47%, an increase of 89 basis points over the three months ended June 30, 1995. The components of the net interest yield reflect an increase of 41 basis points in the yield on average earning assets with a 48 basis point decrease in the interest expense to average earning assets. As discussed above, the Bank was successful in changing the mix of earning assets by reducing lower yielding investment securities and real estate loans and replacing them with higher yielding consumer and commercial loans. In addition to changing the mix in earning assets, the Bank was also able to change the mix in deposits by attracting lower cost deposits while higher cost time deposits repriced at lower rates.

     NONINTEREST INCOME

     Noninterest income was $793 for the six months ended June 30, 1996. This represents a $373 or 88.8% increase over the six months ended June 30, 1995. For the three months ended June 30, 1996, noninterest income was $371, an increase of $144 or 63.4% as compared to June 30, 1995. The primary source of noninterest income during 1996 was gains on sale of loans held for sale. Gains on sale of loans held for sale totaled $284, an increase of $255 over the six months ended June 30, 1995. For the three months ended June 30, 1996, gains on sale of loans held for sale totaled $116, an increase of $88 over the three months ended June 30, 1995. These increases are attributable to the success of the newly established mortgage company, Spirit Mortgage Corp. During the six months ended June 30, 1996, $46,856 of loans held for sale were sold. Spirit Mortgage Corp. originated $19,637 of the loans sold resulting in gains of $275. These fixed rate residential loans were sold to various correspondents servicing released and without recourse. The Bank originated and sold $2,704 of loans without recourse to the Federal National Mortgage Association resulting in $9 in gains. The Company intends to continue emphasizing this type of business; however, future volume will depend on the direction and stability of interest rates during the remainder of the year.

     Service charges on deposit accounts totaled $280 for the six months ended June 30, 1996, an increase of $28 or 11.1% over the six months ended June 30, 1995. For the three months ended June 30, 1996, service charges on deposit accounts totaled $142, an increase $14 or 10.9% over three months ended June 30, 1995. The increase in service charges is primarily attributable to growth in transaction accounts and increases in selected service charge amounts which became effective on August 1, 1995.

     Sales of investment securities available for sale totaled $2,000 for the six months ended June 30, 1996. $1 in gains on sale of investment securities available for sale were realized. There were no investment securities available for sale sold in first two quarters of 1995.

     Other fees for customer services was $228 for the six months ended June 30 1996 as compared to $138 for the six months ended June 30, 1995. This represents a $90 or 65.2% increase. For the three months ended June 30, 1996, other fees for customer services totaled $113, an increase of $43 or 61.4% over the three months ending June 30, 1995. The $90 increase in the six month comparison period is primarily attributable to the improvement in service fees associated with all loan products. This increase in fees is the result of increased FHA loans purchased and sold, the recognition of fee income from the services provided by Spirit Mortgage Corp. and the impact of increased residential real estate loan volume generated by the Bank and Spirit Mortgage Corp.

     NONINTEREST EXPENSE

     Noninterest expense for the six months ended June 30, 1996 was $1,997, an increase of $310 or 18.4% over the six months ended June 30, 1995. For the three months ended June 30, 1996, noninterest expense was $1,006, an increase of $122 or 13.8% over the three months ended June 30, 1995. This increase is attributable to increased personnel expenses, occupancy, furniture and equipment expenses and other noninterest expenses. These increases can be attributed to six full months of operations of the Bank's new branch office and Spirit Mortgage Corp., as compared to only partial expense increases associated with the expansions during the first half of 1995.

     INCOME TAXES

     The net income of $1,097 before income taxes for the six months ended June 30, 1996, reflects an increase of $618 or 129.0% over the six months ended June 30, 1995. The resulting income tax expense of $377 for the six month period is an increase of $231 over the six months ended June 30, 1995. For the three months ended June 30, 1996, net income before income taxes was $581, an increase of $364. Income tax expense increased primarily as a result of the increase in income before income taxes.


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

     For financial institutions, liquidity represents the ability of the institution to meet both loans and other commitments as well as depositor withdrawals. During the first half of 1996, loan demand has exceeded deposit growth allowing the Bank to utilize maturing and sold investment securities to fund those loans. While that trend has recently slowed, the Company will continue to look to the sale of loans, the sale of investment securities available for sale or the use of specific borrowings as deemed prudent to support high quality, higher yielding loan growth.

     At June 30, 1996, the Company had potential funding needs of $17,438 in outstanding loan commitments and $149 in standby letters of credit. In addition, volatile deposits consisted of $10,014 in time deposits of $100 or more and $7,213 in municipal deposits. Since these municipal deposits are not subject to maturity, the duration of these balance levels is not precisely known. The municipal deposits also require the pledge of qualified investment securities to the State of Florida in accordance with the Florida Security for Public Deposit Act. Based on the prior month's daily average balance of municipal deposits, a 50% pledge level is required up to the Bank's capital position and a 125% pledge level is required on balances in excess of the Bank's capital position.

     To provide funds for these potential liquidity needs, the Company maintained cash equivalents of $20,567 at June 30, 1996, consisting of loans held for sale of $3,363, federal funds sold of $3,950, and securities available for sale of $13,254. In addition, unfunded federal funds purchase commitments aggregating $4,000, and a $19,000 commitment from the Federal Home Loan Bank of Atlanta, are also available to meet potential liquidity needs. In the opinion of management, the Company maintains liquidity levels adequate to meet its potential funding demands.


EARNING ASSETS AND FUNDING SOURCES

     At June 30, 1996, earning asset categories totaled $120,827 and comprised 95.1% of total assets. Loans held for sale of $3,363 or 2.8%, federal funds sold of $3,950 or 3.3%, investment securities held to maturity of $3,982 or 3.3%, investment securities available for sale of $13,254 or 11.0% and net loans of $96,278 or 79.7% make up all earning assets. Deposits, the primary source of funds, totaled $115,550 at June 30, 1996, of which $19,470 or 16.8% was in noninterest bearing demand deposits and $96,080 or 83.2% of total deposits was in interest bearing deposits.

     LOANS

     Total loans at June 30, 1996, were $97,259, an increase of $19,761 or 25.5%
     over December 31, 1995.   From December 31, 1995 to June 30, 1996,
     outstanding balances on other real estate lending aggregated a $1,601 or 12.6% increase, installment loans increased $2,431 or 21.9%, real estate construction loans increased by $5,061 or 102.2% and loans on primary residences increased $10,898 or 28.7%. During the six month period other personal and business loans decreased $15 or 2.2% and commercial loans decreased $215 or 2.1%. The largest growth in the loan portfolio during the six month period was in real estate loan category, primarily made up of adjustable rate residential real estate loans. Increases in installment, other real estate and construction loans reflects the Company's emphasis on building loan volume in other higher yielding types of loans. The decline in commercial loans is primarily due to flucuations in seasonal lines of credit.

     The Company does not engage in any speculative real estate lending or real estate development lending. The real estate loans are predominately made on owner occupied properties with established cash flows.

     SECURITIES

     At June 30, 1996, total securities held to maturity were $3,982, an increase of $85 or 2.2% over December 31, 1995. The change is attributable to an increase in Federal Home Loan Bank Stock of $92, offset by a $7 decrease associated with the premium amortization of the existing portfolio.

     The securities held to maturity had gross unrealized gains of $14 as of June 30, 1996 and $57 as of December 31, 1995. The gross unrealized losses in the portfolio of securities held to maturity as of June 30, 1996 were $19 and as of December 31, 1995 were $7.

     At June 30, 1996, securities available for sale were $13,254, a decrease of $4,006 or 23.2% over December 31, 1995. The components of the change were a decrease in U.S. Treasury securities of $2,043 or 53.7%, a decrease in U.S. Government Agency securities of $1,152 or 37.7% and a decrease in mortgage backed securities of $796 or 7.5%. These changes in the securities portfolio and the increase of $15 in net unrealized losses ($9 net of tax effect) results in the $4,006 decrease in total securities available for sale. The decrease in the available for sale securities portfolio is due to the sale of securities to assist the funding of loan production and the maturity of various securities.

     At December 31, 1995, the available for sale portfolio included $261 of net unrealized losses which resulted in an after tax adjustment decreasing shareholders' equity by $163 as compared to the $276 of net unrealized losses at June 30, 1996 which resulted in an after tax adjustment decreasing shareholders' equity by $172.

     FUNDING SOURCES

     Deposits at June 30, 1996 were $115,550, an increase of $11,317 or 10.9% from December 31, 1995. The components of this change were a $4,557 or 9.2% decrease in time deposits, a $4,190 or 52.4% increase in interest bearing demand deposits, a $3,105 or 14.7% increase in savings deposits, a $6 or 0.1% increase in money market deposits and a $541 or 2.7% decrease in noninterest bearing demand deposits. Overall deposit growth during the six months ended June 30, 1996 can be attributed to the Company's market acceptance and its ability to respond to market needs with new products.

     The Company also continues to utilize federal fund purchase lines and advances through the Federal Home Loan Bank ("FHLB") to accommodate temporary timing differences between earning asset growth and deposit growth. At June 30, 1996, there were no outstanding balances under federal funds purchase lines or FHLB advance agreements.

ASSET QUALITY

     The allowance for loan losses as of June 30, 1996 was $896 or 0.92% of loans outstanding as compared to $782 or 1.06% at June 30, 1995. This is a net increase of $114 or 14.6% over June 30, 1995. The increase in the allowance for loan losses was primarily due to growth in the loan portfolio of 25.5% over the twelve months ended June 30, 1996. The decline in the allowance compared to loans outstanding from 1.06% to 0.92% is due to the continued concentration in lower risk loans on residential real estate and due to the maintenance of the overall portfolio quality at a level that does not require additional allowance.

     A reconciliation of the allowance for loan losses follows:

                             Six Months Ended         Three Months Ended
                           June 30,    June 30,       June 30,    June 30,
                            1996        1995           1996         1995

  Beginning Balance      $   827         699             831         718
  Provision charged to
    expense                   97          96              64          72
  Loans charged-off          (46)        (15)             (3)         (8)
  Recoveries                  18           2               4         ---
       Ending Balance    $   896         782             896         782

  Allowance for loan losses
    as a percent of ending
    loans                   0.92%       1.06%           0.92%       1.06%

  NONPERFORMING LOANS

  Loans are placed on a nonaccrual status when they become 90 days past due unless determined to be both adequately collateralized and actively in the process of collection or when they are classified as doubtful. When full collection of principal becomes doubtful, the uncollectible portion of the loan is charged-off.

  As of June 30, 1996, the Company had seven loans totaling $10 past due 90 days or more and on accrual, 26 loans in the amount of $534 on nonaccrual and no other real estate owned. As of December 31, 1995, the Company had four loans totaling $5 past due 90 days or more and on accrual, 13 loans on nonaccrual in the amount of $405 and no other real estate owned.

                                   June 30,       December 31,
                                     1996             1995

  Loans past due 90 days or
   more                           $    10               5
  Nonaccrual loans                    534             405
  Other real estate owned             ---             ---

  Nonperforming assets as a
   percent of ending loans
   and other real estate owned        0.6%            0.5

  Interest would have been recorded for all nonperforming loans in the amount of $36 and $17 during the six months ended June 30, 1996 and 1995, respectively, if these loans had been current in accordance with their original terms.

  OTHER POTENTIAL PROBLEM LOANS

  Other potential problem loans exclude nonperforming loans and represent those loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms. The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Company maintains a classified account list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. At June 30, 1996, potential problem loans classified as substandard were $590 compared to $894 at year end 1995. There were no loans classified as doubtful at June 30, 1996 as compared to six loans that totaled $40 at year end 1995. Classified loans in aggregate decreased by $344 at June 30, 1996 from year end 1995. The decrease in those loans classified as doubtful and substandard is primarily due to repayment and migration from the substandard category as some loans deteriorated and others improved in financial strength.

  Management is unaware of any loans other than those noted above which are classified for regulatory purposes that represent or result from trends or uncertainties that will materially impact future operating results, liquidity, or capital resources.

CAPITAL RESOURCES (Share information not in thousands)

  Total shareholders' equity at June 30, 1996 was $9,693, an increase of $738 or 8.2% from December 31, 1995. Net income for the six months ended June 30, 1996 of $720 and the increase of $9 in after tax unrealized losses on the available for sale investment securities portfolio in accordance with FAS No. 115 primarily make up the increase in shareholders' equity. During the six months ended June 30, 1996, there were 468 warrants and 2,904 options exercised resulting in a $29 increase in capital. Also, the Company declared and issued a stock dividend of 10% on February 15, 1996. The stock dividend increased total outstanding shares by 67,116 for a total of 739,468 and cash equivalent dividends totaled $2.

  Since December 31, 1993, regulatory capital guidelines require bank holding companies to have a minimum total risk-based capital ratio of 8.00% and a minimum leverage ratio of 3.00% for the highest rated bank holding companies with an additional 1% or 2% required depending on their regulatory ratings and expansion plans.

  On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law as it relates to the Bank. While the FDICIA primarily addresses additional sources of funding for the Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF"), it also imposed a number of mandatory and discretionary supervisory measures on financial institutions.

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

                                 Total           Tier 1
                               Risk-based      Risk-based     Leverage
                                 Ratio            Ratio        Ratio

     Well capitalized         >= 10.00%       >= 6.00%       >= 5.00%
     Adequately capitalized   8.00-9.99       4.00-5.99      4.00-4.99
     Undercapitalized         6.00-7.99       3.00-3.99      3.00-3.99
     Significantly under-
       capitalized            < 6.00           < 3.00        2.01-2.99
     Critically under-
       capitalized                ---             ---        <=  2.00

     The table on the following page discloses the regulatory capital for the Bank as of June 30, 1996 and December 31, 1995:


                                         June 30,       December 31,
                                          1996             1995
     Capital:
     Tier 1 capital                   $    9,217           8,508
     Tier 2 capital                          896             827
       Total capital                  $   10,113           9,335
     Total adjusted assets            $  126,595         114,059
     Risk-weighted assets             $   84,493          72,071
     Ratios:
     Leverage ratio                         7.28%           7.46%
        Tier 1 capital to risk-weighted
          assets                           10.91%          11.80%
        Tier 2 capital to risk-weighted
          assets                            1.06%           1.15%
     Total capital to risk-weighted
       assets                              11.97%          12.95%

     The Bank does not anticipate any difficulty in continuing to meet these minimum capital requirements in the foreseeable future. Based on these regulations, management believes the Bank is classified as "well capitalized."


FORWARD LOOKING STATEMENTS

     This form 10-QSB report contains forward looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which the Company and the Bank operate), competition for the Company's and the Bank's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which the Company and the Bank have no control), changes in interest rates, the impact of the Company's rapid growth, and other risks detailed in the Annual Report on Form 10-KSB and in this filing with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual meeting of Shareholders of Port St. Lucie National Bank Holding Corp. was held on April 22, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was not solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting:

          1.   The following directors were elected for terms expiring in 1999:

                                           Number of Votes Cast
                                    Against/          Abstentions/
     Name               For         Withheld          Broker Non-Votes

     Christopher Fogal  525,846          542                   0
     Ellen Guterl       524,318        2,070                   0
     Joe Marinaro       526,208          180                   0

          2. The shareholders ratified the selection of KPMG Peat Marwick as the independent auditors for the Company for 1996. The number of votes cast were as follows:

                                         Number of Votes Cast
                                     Against/          Abstentions/
                        For          Withheld          Broker Non-Votes

                        519,301         1,851               5,236

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    27.      Financial Data Schedule

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed during the second quarter of 1996.

        PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                            S I G N A T U R E S



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    PORT ST. LUCIE NATIONAL BANK HOLDING CORP.


Date: 8/12/96                    By:  /s/ J. Hal Roberts, Jr.
                                 J. Hal Roberts, Jr.
                                 President/Chief Executive Officer


Date: 8/12/96                    By:  /s/ Randall A. Ezell
                                 Randall A. Ezell
                                 Senior Vice President
                                 Chief Financial Officer