Form 10QSB
period 1996-09-30
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1996-11-14
CIK 835411

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1996

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

                     Yes      X        No


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

              Common Stock,  $.01 par value -- 742,840 shares

              Transitional Small Business Disclosure Format:

                    Yes                No      X

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES



                                     INDEX

                                                              PAGE
                                                              NUMBER



Part I:   Financial Information


Item 1:   Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 1996
          and December 31, 1995                                       3

     Condensed Consolidated Statements of Earnings for the nine months ended
          and the three months ended September 30, 1996 and 1995      4

     Condensed Consolidated Statements of Shareholders' Equity for the nine
          months ended September 30, 1996 and 1995                    5

     Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995                           6

     Notes to Condensed Consolidated Financial Statements             7-10


Item 2:   Management's Discussion and Analysis or Plan of Operation   11-19


Part II:  Other Information

Item 6:   Exhibits and Reports on Form 8-K                            20

Item 27:  Financial Data Schedule

Signatures                                                            21

           Port St. Lucie National Bank Holding Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in Thousands, except for share data)
                                          September 30,
                                               1996           December 31,
                                            (unaudited)            1995
Assets
  Cash and due from banks                 $   2,762                4,051
  Federal Funds Sold                          5,200                4,200
  Securities available for sale              12,791                17,260
  Loans held for sale, net of deferred
   loan origination fees (estimated
   market values of $2,037 and $5,919,
   respectively)                              1,991                5,835
  Securities held to maturity (estimated
   market values of $3,983 and $3,947,
   respectively)                              3,979                3,897
  Loans                                     101,412                77,498
  Less:  Allowance for loan losses             (936)                (827)
    Net deferred loan origination
     fees and costs                             (96)                     (76)
         Net loans                          100,380                76,595
  Premises and equipment, net                 1,113                1,181
  Other assets                                1,563                   1,514
             Total assets                 $ 129,779                 114,533

Liabilities and Shareholders' Equity
  Liabilities:
    Deposits:
      Noninterest bearing demand          $  17,614                20,011
      Interest bearing:
          Demand                             12,894                7,996
          Money market                        6,005                5,680
          Savings                            24,219                21,117
          Time                               56,974                   49,429
             Total deposits                 117,706                104,233
    Other liabilities                         2,001                    1,345
             Total liabilities              119,707                  105,578

  Shareholders' equity:
    Common stock, $.01 par value,
     authorized 10,000,000 shares;
     issued and outstanding 742,840
     and 672,352, respectively                    7                    7
    Additional paid-in capital                8,470                7,027
    Retained earnings                         1,776                2,084
    Unrealized losses on securities
     available for sale, net                   (181)                     (163)
             Total shareholders' equity      10,072                     8,955
             Total liabilities and
              shareholders' equity        $ 129,779                  114,533

See accompanying notes to condensed consolidated financial statements

           Port St. Lucie National Bank Holding Corp. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                  (Amount in Thousands, except for share data)
                                      Nine Months Ended             Three Months Ended
                                 September 30,  September 30,  September 30,  September 30,
                                  1996            1995             1996            1995
                               (unaudited)    (unaudited)       (unaudited)   (unaudited)

Interest income:
  Loans, including fees:
    Taxable loans              $  5,735           4,294             2,109         1,632
    Tax-exempt loans                ---              36               ---            12
  Loans held for sale               238             136                66            79
  Securities held to maturity:
    Taxable                          32             334                11           102
    Tax-exempt                      122             122                41            41
  Securities available for sale     639             946               201           300
  Federal funds sold                121              87                54             4
         Total interest income    6,887           5,955             2,482         2,170
Interest expense:
  Deposits                        3,143           3,041             1,150         1,101
  Other                              14              47               ---            44
          Total interest expense  3,157           3,088             1,150         1,145
          Net interest income     3,730           2,867             1,332         1,025
Provision for loan losses           156             164                59            68
          Net interest income
          after provision for
          loan losses             3,574           2,703             1,273           957
Noninterest income:
  Service charge on deposit
    accounts                        431             428               151           176
  Gain on sale of loans
    held for sale                   382              84                98            55
  Gain on sale of other
    real estate owned               ---             (13)              ---           (14)
  Gain on sale of securities
    available for sale                1             (24)              ---           (24)
  Other fees for customer services  317             239                89           101
          Total noninterest
             income               1,131             714               338           294
Noninterest expense:
  Compensation and employee
     benefits                     1,492           1,235               513           435
  Occupancy                         274             221                94            88
  Furniture and equipment           186             154                64            62
  Other                           1,064             971               348           309
          Total noninterest
             expense              3,016           2,581             1,019           894
Net income before income taxes    1,689             836               592           357
Income tax expense                  585             263               207           117
Net income                     $  1,104             573               385           240

Net income per common and common equivalent share:
  Primary                          1.28            0.70              0.45          0.29
  Fully diluted                    1.28            0.69              0.45          0.29
Average common and equivalent shares outstanding:
  Primary                           862             822               862           822
  Fully diluted                     865             833               865           833

See accompanying notes to condensed consolidated financial statements

           Port St. Lucie National Bank Holding Corp. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Amounts in Thousands)

                                                                            Unrealized
                                                                            gains (losses)
                                Common Stock        Additional               on Securities      Total
                                                     Paid-in    Retained      Available    Shareholders'
                                Shares   Amount      Capital    Earnings    for Sale, net      Equity

Balance at December 31, 1995      672      $7         7,027       2,084         (163)           8,955

Change in unrealized losses on
 securities available for sale,
 net of tax effect                ---     ---          ---         ---           (18)             (18)

Stock issue, options and warrants   4     ---           33         ---           ---               33

10% Common Stock Dividend          67     ---        1,410      (1,412)          ---               (2)

Net income                        ---     ---          ---       1,104           ---            1,104

Balance at September 30, 1996
  (unaudited)                     743      $7        8,470       1,776          (181)          10,072




Balance at December 31, 1994      610      $6        6,165       1,991          (772)        7,390

Change in unrealized losses on
 securities available for sale,
 net of tax effect                ---     ---          ---         ---           526           526

Stock issue, options and warrants   1     ---            8         ---           ---             8

10% Common Stock Dividend          61       1          854        (855)          ---           ---

Net income                        ---     ---          ---         573           ---           573

Balance at September 30, 1995
 (unaudited)                      672      $7        7,027       1,710          (246)        8,498













See accompanying notes to condensed consolidated financial statements

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                                         Nine Months Ended
                                                  September 30,  September 30,
                                                      1996            1995

Cash flow from operating activities:
  Net income                                          1,104             573
    Adjustments to reconcile net income to net cash
      used by operating activities:
        Provision for loan losses                       156             164
        Depreciation                                    177             146
        Deferred loan origination fees and costs, net of
          amortization                                   20             (82)
        Purchase of loans held for sale             (31,757)        (27,287)
        Origination of loans held for sale          (29,727)         (7,804)
        Proceeds from the sale of loans
          held for sale                              65,328          31,700
        Increase in other assets                        (38)           (168)
        Increase in other liabilities                   656             646
          Net cash (used by) provided by
            operating activities                      5,919          (2,075)
Cash flow from investing activities:
    Purchase of securities held to maturity             (82)           ----
    Proceeds from maturities of investment
       securities held to maturity                     ----             945
    Purchase of securities available for sale          ----          (5,918)
    Proceeds from maturities of securities
       available for sale                             2,439           3,095
    Proceeds from sale of securities
       available for sale                             2,000           4,430
    Loans originated, net of repayments             (23,962)        (19,272)
    Proceeds from sale of other real estate owned      ----              88
    Purchase of premises and equipment                 (107)           (393)
          Net cash used by investing activities     (19,712)        (17,025)
Cash flow from financing activities:
    Net increase in deposit accounts                 13,473          25,277
    Decrease in federal funds purchased                ----            (900)
    Increase in other borrowed funds                   ----           2,000
    Issuance of common stock                             33               8
    Cash Dividends paid                                  (2)           ----
          Net cash provided by financing activities  13,504          26,385
          Net increase (decrease) in cash and
             cash equivalents                          (289)          7,285
Cash and cash equivalents at beginning of period      8,251           2,742
Cash and cash equivalents at end of period         $  7,962          10,027
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                      $   3,181           2,985
    Income taxes                                        467             151
  Noncash investment and financing activities:
    Fair value of stock dividend distributed          1,410             854
    Decrease (increase) in unrealized loss on
      securities available for sale                     (30)            843
    Loans to facilitate the sale of other
      real estate owned                                 ---             123

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

(2) SECURITIES HELD TO MATURITY

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities held to maturity follows:

                                                   September 30, 1996
                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized     Market
                                  Cost         Gains        Losses       Value

     Municipal securities         3,339         18            15         3,342
          Total debt securities   3,339         18            15         3,342
     Federal Home Loan Bank
      stock                         491        ---           ---           491
     Federal Reserve stock          150        ---           ---           150
          Total                $  3,980         18            15         3,983


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

     The amortized cost and estimated market value of debt securities held to maturity at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Estimated
                                          Amortized      Market
                                             Cost        Value

          Due within one year             $    110           110
          Due after one year through
            five years                       1,821         1,831
          Due after five years through
            ten years                          915           908
          Due after ten years                  493           493
               Total debt securities      $  3,339         3,342

     At September 30, 1996 and December 31, 1995, securities held to maturity with an amortized cost of $2,851 and $2,480, respectively, and a market value of $2,859 and $2,523, respectively, were pledged as collateral for municipal deposits. Port St. Lucie National Bank's (the "Bank") pledging requirement on average municipal deposits up to the Bank's capital position ($9,443 as of September 30, 1996) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(3) SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities available for sale follows:

                                                 September 30, 1996
                                               Gross        Gross      Estimated
                                  Amortized  Unrealized   Unrealized    Market
                                     Cost      Gains        Losses      Value

     U.S. Treasury securities     $  1,759         3          ---        1,762
     Securities of other U.S.
       Government Agencies           1,907       ---           29        1,878
     FHLMC/FNMA Mortgage
       backed securities             9,416        30          295        9,151
          Total                   $ 13,082        33          324       12,791

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

     The amortized cost and estimated market value of securities available for sale at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Estimated
                                              Amortized      Market
                                                Cost         Value

          Due within one year               $   1,759        1,761
          Due after one year through
            five years                          1,907        1,879
                                                3,666        3,640
          Mortgage backed securities            9,416        9,151

            Total                            $ 13,082       12,791

     During the nine months ended September 30, 1996, there were $2,000 in sales of securities available for sale. During this same period, $1 in gains were realized from the sale of securities available for sale.

     At September 30, 1996 and December 31, 1995, securities available for sale with an amortized cost of $4,402 and $4,399, respectively, and a market value of $4,361 and $4,388, respectively, were pledged as collateral for municipal deposits. The Bank's pledging requirement on average municipal deposits up to the Bank's capital position ($9,443 as of September 30, 1996) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(4) LOANS

     An analysis of loans follows:

                                             September 30,  December 31,
                                                 1996          1995

          Real Estate:
            Construction                      $   8,698         4,952
            Loans on primary residences          52,907        38,015
            Other                                15,394        12,665
          Commercial                             10,173        10,075
          Loans to individuals:
            Installment                          13,551        11,120
            Other personal and business loans       689           671
               Total                          $ 101,412        77,498

     At September 30, 1996, real estate-construction loans were comprised of $6,165 in single family residential loans and $2,533 in commercial real estate loans. As of December 31, 1995, real estate-construction loans were comprised of $3,686 in single family residential loans and $1,266 in commercial real estate loans.

     At September 30, 1996 and December 31, 1995, loans to directors, executive officers, and principal shareholders aggregated $1,611 and $1,423, respectively. Total unfunded commitments to this group at September 30, 1996 and December 31, 1995 aggregated $1,109 and $820, respectively.

(5)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("Statement 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. Management is currently evaluating the impact of adoption of FAS 125 on its financial position and results of operations.

OVERVIEW

     Port St. Lucie National Bank Holding Corp.'s (the "Company") total assets at September 30, 1996 were $129,779, an increase of $15,246 or 13.3% over December 31, 1995. Net income for the nine months ended September 30, 1996 was $1,104 as compared to $573 for the nine months ended September 30, 1995. Earnings for the nine months ended September 30, 1996 represent $1.28 per common and common equivalent share as compared to $0.70 for the nine months ended September 30, 1995. Net income for the three months ended September 30, 1996 was $385 as compared to $240 for the three months ended September 30, 1995. Earnings for the three months ended September 30, 1996 represent $0.45 per common and common equivalent share as compared to $0.29 for the three months ended September 30, 1995. On February 15, 1996, the Company declared a 10% stock dividend. The stock dividend and stock issued increased the outstanding shares from 672 to 743. The earnings per share for both comparison periods shown above have been restated to reflect the stock dividend and the stock issuance of exercised options and warrants.

     On March 17, 1995, Port St. Lucie National Bank (the "Bank") opened its second branch office, a 4,300 square foot facility located in the rapidly growing St. Lucie West development in Port St. Lucie, Florida. The Bank also expanded its administrative offices, taking an additional 1,200 square feet in the same facility. This expansion had a direct impact on the Company's personnel, occupancy, premises and equipment expenses reflecting nine full months of operations in 1996 as compared to six full months of operations in 1995.

     In February 1995, the Company organized and approved a mortgage banking company, Spirit Mortgage Corp., which began doing business primarily outside of the market in which the Bank operates. This operation also impacted the Company's personnel, premises and equipment expenses reflecting six full months of operations in 1995 as compared to nine full months in 1996.


EARNINGS ANALYSIS

     NET INTEREST INCOME

     For the nine months ended September 30, 1996, interest income totaled $6,887, an increase of $932 or 15.7% over the nine months ended September 30, 1995. The primary reasons for the change in interest income is the increase of $10,525 or 10.1% in average earning assets over the past twelve months ending September 30, 1996 and the Bank's ability over the same period to change the mix of average earning assets. As of September 30, 1995, investments totaled 31.5% of average earning assets compared to 18.5% as of September 30, 1996. In addition, net loans increased from 68.6% of average earning assets to 81.5% during the comparison periods. Interest expense for the nine months ended September 30, 1996 was $3,157, an increase of $69 or 2.2%. Total average deposit growth of 9.8% during the twelve months ended September 30, 1996 was the primary reason for the increase during the comparison periods. The combination of growth and change in mix resulted in net interest income for the nine months ended September 30, 1996 of $3,730, an increase of $863 or 30.1% over the nine months ended September 30, 1995. Net interest income for the three months ended September 30, 1996 was $1,332, an increase of $307 or 30.0% over the three months ended September 30, 1995.

     The net interest yield for the nine months ended September 30, 1996 was 4.34%, an increase of 67 basis points over the nine months ended September 30, 1995. The components of the net interest yield reflect an increase of 38 basis points in the yield on average earning assets with a 28 basis point decrease in the interest expense to average earning assets. The net interest yield for the three months ended September 30, 1996 was 4.35%, an increase of 67 basis points over the three months ended September 30, 1995. The components of the net interest yield reflect an increase of 31 basis points in the yield on average earning assets with a 36 basis point decrease in the interest expense to average earning assets. As discussed above, the Bank was successful in changing the mix of earning assets by reducing lower yielding investment securities and replacing them with higher yielding loans. In addition to changing the mix in earning assets, the Bank was also able to change the mix in deposits by attracting lower cost deposits while higher cost time deposits repriced at lower rates.

     NONINTEREST INCOME

     Noninterest income was $1,131 for the nine months ended September 30, 1996. This represents a $417 or 58.4% increase over the nine months ended September 30, 1995. For the three months ended September 30, 1996, noninterest income was $338, an increase of $44 or 15.0% as compared to September 30, 1995. The primary source of noninterest income during 1996 was service charges on deposit accounts. Service charges on deposit accounts totaled $431 for the nine months ended September 30, 1996, an increase of $3 or 0.7% over the nine months ended September 30, 1995. For the three months ended September 30, 1996, service charges on deposit accounts totaled $151, a decrease $25 or 14.2% over three months ended September 30, 1995. The decrease in service charges for the three month comparison periods can be attributed to the reduction in specific service charges on deposit accounts, although maintenance charges on deposit accounts remained flat. The decrease is considered temporary and does not represent a trend.

     Gains on sale of loans held for sale totaled $382, an increase of $298 or 354.7% over the nine months ended September 30, 1995. For the three months ended September 30, 1996, gains on sale of loans held for sale totaled $98, an increase of $43 or 78.2% over the three months ended September 30, 1995. These increases are attributable to the success of the newly established mortgage company, Spirit Mortgage Corp. During the nine months ended September 30, 1996, $65,328 of loans held for sale were sold. Spirit Mortgage Corp. originated $28,402 of the loans sold resulting in gains of $367. These fixed rate residential loans were sold to various correspondents servicing released and without recourse. The Bank originated and sold $3,054 of loans without recourse to the Federal National Mortgage Association resulting in $15 in gains. The Company intends to continue emphasizing this type of business; however, future volume will depend on the direction and stability of interest rates during the remainder of the year.

     Sales of investment securities available for sale totaled $2,000 for the nine months ended September 30, 1996. $1 in gains on sale of investment securities available for sale were realized. There were no investment securities available for sale sold in first three quarters of 1995.

     Other fees for customer services was $317 for the nine months ended September 30, 1996 as compared to $239 for the nine months ended September 30, 1995. This represents a $78 or 32.6% increase. For the three months ended September 30, 1996, other fees for customer services totaled $89, a decrease of $12 or 11.9% over the three months ending September 30, 1995. The $78 increase in the nine month comparison period is primarily attributable to the improvement in service fees associated with all loan products. This increase in fees is the result of increased FHA loans purchased and sold, the recognition of fee income from the services provided by Spirit Mortgage Corp. and the impact of increased residential real estate loan volume generated by the Bank and Spirit Mortgage Corp.

     NONINTEREST EXPENSE

     Noninterest expense for the nine months ended September 30, 1996 was $3,016, an increase of $435 or 16.9% over the nine months ended September 30, 1995. For the three months ended September 30, 1996, noninterest expense was $1,019, an increase of $125 or 14.0% over the three months ended September 30, 1995. This increase is attributable to increased personnel expenses, occupancy, furniture and equipment expenses and other noninterest expenses. These increases can be attributed to nine full months of operations of the Bank's new branch office and Spirit Mortgage Corp., as compared to only partial expense increases associated with the expansions during the first three quarters of 1995.

     INCOME TAXES

     The net income of $1,689 before income taxes for the nine months ended September 30, 1996, reflects an increase of $853 or 102.0% over the nine months ended September 30, 1995. The resulting income tax expense of $585 for the nine month period is an increase of $322 over the nine months ended September 30, 1995. For the three months ended September 30, 1996, net income before income taxes was $592, an increase of $235. Income tax expense increased primarily as a result of the increase in income before income taxes.


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

     For financial institutions, liquidity represents the ability of the institution to meet both loans and other commitments as well as depositor withdrawals. During the first half of 1996, loan demand has exceeded deposit growth allowing the Bank to utilize maturing and sold investment securities available for sale to fund those loans. While that trend has recently slowed, the Company will continue to look to the sale of loans, the sale of investment securities available for sale or the use of specific borrowings as deemed prudent to support high quality, higher yielding loan growth.

     At September 30, 1996, the Company had potential funding needs of $14,582 in outstanding loan commitments and $148 in standby letters of credit. In addition, volatile deposits consisted of $10,359 in time deposits of $100 or more and $4,894 in municipal deposits. Since a portion of these municipal deposits are not subject to maturity, the duration of these balance levels is not precisely known. The municipal deposits also require the pledge of qualified investment securities to the State of Florida in accordance with the Florida Security for Public Deposit Act. Based on the prior month's daily average balance of municipal deposits, a 50% pledge level is required up to the Bank's capital position and a 125% pledge level is required on balances in excess of the Bank's capital position.

     To provide funds for these potential liquidity needs, the Company maintained cash equivalents of $19,982 at September 30, 1996, consisting of loans held for sale of $1,991, federal funds sold of $5,200, and securities available for sale of $12,791. In addition, unfunded federal funds purchase commitments aggregating $4,000, and a $19,000 commitment from the Federal Home Loan Bank of Atlanta, are also available to meet potential liquidity needs. In the opinion of management, the Company maintains liquidity levels adequate to meet its potential funding demands.


EARNING ASSETS AND FUNDING SOURCES

     At September 30, 1996, earning asset categories totaled $124,341 and comprised 95.8% of total assets. Loans held for sale of $1,991 or 1.6%, investment securities held to maturity of $3,979 or 3.2%, federal funds sold of $5,200 or 4.2%, investment securities available for sale of $12,791 or 10.3% and net loans of $100,380 or 80.7% make up all earning assets. Deposits, the primary source of funds, totaled $117,706 at September 30, 1996, of which $17,614 or 15.0% was in noninterest bearing demand deposits and $100,092 or 85.0% of total deposits was in interest bearing deposits.

     LOANS

     Total loans at September 30, 1996, were $101,412, an increase of $23,914 or
     30.9% over December 31, 1995.   From December 31, 1995 to September 30,
     1996, outstanding balances on other personal and business loans increased $18 or 2.7%, commercial loans increased $98 or 1.0%, installment loans increased $2,431 or 21.9%, other real estate lending aggregated a $2,729 or 21.5% increase, real estate construction loans increased by $3,746 or 75.6% and loans on primary residences increased $14,891 or 39.2%. The largest growth in the loan portfolio during the nine month period was in real estate loan category, primarily made up of adjustable rate residential real estate loans. Increases in installment, other real estate and construction loans reflects the Company's emphasis on building loan volume in other higher yielding types of loans.

     The Company does not engage in any speculative real estate lending or real estate development lending. The real estate loans are predominately made on owner occupied properties with established cash flows.

     SECURITIES

     At September 30, 1996, total securities held to maturity were $3,979, an increase of $82 or 2.1% over December 31, 1995. The change is attributable to an increase in Federal Home Loan Bank Stock of $92, offset by a $10 decrease associated with the premium amortization of the existing portfolio.

     The securities held to maturity had gross unrealized gains of $18 as of September 30, 1996 and $57 as of December 31, 1995. The gross unrealized losses in the portfolio of securities held to maturity as of September 30, 1996 were $15 and as of December 31, 1995 were $7.

     At September 30, 1996, securities available for sale were $12,791, a decrease of $4,469 or 25.9% over December 31, 1995. The components of the change were a decrease in U.S. Treasury securities of $2,048 or 53.8%, a decrease in U.S. Government Agency securities of $1,152 or 37.7% and a decrease in mortgage backed securities of $1,239 or 11.6%. These changes in the securities portfolio and the increase of $30 in net unrealized losses ($18 net of tax effect) resulted in the $4,469 decrease in total securities available for sale. The decrease in the available for sale securities portfolio is due to the sale of securities to assist the funding of loan production and the maturity of various securities.

     At December 31, 1995, the available for sale portfolio included $261 of net unrealized losses which resulted in an after tax adjustment decreasing shareholders' equity by $163 as compared to the $291 of net unrealized losses at September 30, 1996 which resulted in an after tax adjustment decreasing shareholders' equity by $181.

     FUNDING SOURCES

     Deposits at September 30, 1996 were $117,706, an increase of $13,473 or 12.9% from December 31, 1995. The components of this change were a $7,545 or 15.3% increase in time deposits, a $4,898 or 61.3% increase in interest bearing demand deposits, a $3,102 or 14.7% increase in savings deposits, a $325 or 5.7% increase in money market deposits and a $2,387 or 11.9% decrease in noninterest bearing demand deposits. The increase in interest bearing demand deposits is due to a temporary $5,000 deposit of municipal funds. The decrease in non-interest bearing demand deposits reflects seasonal activity. The remaining deposit growth during the nine months ended September 30, 1996 can be attributed to the Company's market acceptance and its ability to respond to market needs with new products.

     The Company also continues to utilize federal fund purchase lines and advances through the Federal Home Loan Bank ("FHLB") to accommodate temporary timing differences between earning asset growth and deposit growth. At September 30, 1996, there were no outstanding balances under federal funds purchase lines or FHLB advance agreements.

  ASSET QUALITY

     The allowance for loan losses as of September 30, 1996 was $936 or 0.92% of loans outstanding as compared to $845 or 1.03% at September 30, 1995. This is a net increase of $91 or 10.8% over September 30, 1995. The increase in the allowance for loan losses was primarily due to growth in the loan portfolio of 23.5% over the twelve months ended September 30, 1996. The decline in the allowance compared to loans outstanding from 1.03% to 0.92% is due to the continued concentration in lower risk loans on residential real estate and due to the maintenance of the overall portfolio quality at a level that does not require additional allowance.

     A reconciliation of the allowance for loan losses follows:

                              Nine Months Ended            Three Months Ended
                          September 30,  September 30,  September 30,  September 30,
                              1996           1995           1996          1995

  Beginning Balance        $   827            699            896           782
  Provision charged to
    expense                    156            164             59            68
  Loans charged-off            (84)           (23)           (31)           (9)
  Recoveries                    36              6             11             4
       Ending Balance      $   936            845            936           845

  Allowance for loan losses
    as a percent of ending
    loans                     0.92%          1.03%          0.92%         1.03%

  NONPERFORMING LOANS

  Loans are placed on a nonaccrual status when they become 90 days past due unless determined to be both adequately collateralized and actively in the process of collection or when they are classified as doubtful. When full collection of principal becomes doubtful, the uncollectible portion of the loan is charged-off.

  As of September 30, 1996, the Company had four loans totaling $10 past due 90 days or more and on accrual, 17 loans in the amount of $490 on nonaccrual and no other real estate owned.

  As of December 31, 1995, the Company had four loans totaling $5 past due 90 days or more and on accrual, 13 loans on nonaccrual in the amount of $405 and no other real estate owned.


                                   September 30,   December 31,
                                       1996            1995

  Loans past due 90 days or
   more                            $    10               5
  Nonaccrual loans                     490             405
  Other real estate owned              ---             ---

  Nonperforming assets as a
   percent of ending loans
   and other real estate owned        0.5%             0.5

  Interest would have been recorded for all nonperforming loans in the amount of $33 and $17 during the nine months ended September 30, 1996 and 1995, respectively, if these loans had been current in accordance with their original terms.

  OTHER POTENTIAL PROBLEM LOANS

  Other potential problem loans exclude nonperforming loans and represent those loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms. The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Company maintains a classified account list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. At September 30, 1996, potential problem loans classified as substandard were $573 compared to $894 at year end 1995. There were two loans totaling $67 classified as doubtful at September 30, 1996 as compared to six loans that totaled $40 at year end 1995. Classified loans in aggregate decreased by $294 at September 30, 1996 from year end 1995. The change in those loans classified as doubtful and substandard is primarily due to repayment and migration from the substandard category as some loans deteriorated and others improved in financial strength.

  Management is unaware of any loans other than those noted above which are classified for regulatory purposes that represent or result from trends or uncertainties that will materially impact future operating results, liquidity, or capital resources.

CAPITAL RESOURCES (Share information not in thousands)

  Total shareholders' equity at September 30, 1996 was $10,072, an increase of $1,117 or 12.5% from December 31, 1995. Net income for the nine months ended September 30, 1996 of $1,104 and the increase of $18 in after tax unrealized losses on the available for sale investment securities portfolio in accordance with FAS No. 115 primarily make up the increase in shareholders' equity. During the nine months ended September 30, 1996, there were 468 warrants and 2,904 options exercised resulting in a $33 increase in capital. Also, the Company declared and issued a stock dividend of 10% on February 15, 1996. The stock dividend increased total outstanding shares by 67,116 for a total of 739,468 and cash equivalent dividends totaled $2.

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

                               Total          Tier 1
                             Risk-based     Risk-based      Leverage
                               Ratio           Ratio          Ratio

     Well capitalized         >= 10.00%         >= 6.00%        >= 5.00%
     Adequately capitalized   8.00-9.99       4.00-5.99      4.00-4.99
     Undercapitalized         6.00-7.99       3.00-3.99      3.00-3.99
     Significantly under-
       capitalized           < 6.00           < 3.00         2.01-2.99
     Critically under-
       capitalized              ---              ---           <= 2.00

     The table discloses the regulatory capital for the Bank as of September 30, 1996 and December 31, 1995:

                                         September 30,   December 31,
                                             1996            1995
     Capital:
     Tier 1 capital                      $    9,624         8,508
     Tier 2 capital                             936           827
       Total capital                     $   10,560         9,335
     Total adjusted assets               $  129,309       114,059
     Risk-weighted assets                $   83,032        72,071
     Ratios:
     Leverage ratio                          7.44%         7.46%
        Tier 1 capital to risk-weighted
          assets                            11.59%        11.80%
        Tier 2 capital to risk-weighted
          assets                             1.13%         1.15%
     Total capital to risk-weighted
       assets                               12.72%        12.95%

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

PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    None

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed during the third quarter of 1996.


     Item 27.  Financial Data Schedule

         PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                            S I G N A T U R E S



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    PORT ST. LUCIE NATIONAL BANK HOLDING CORP.


Date: 11/13/96                   By:  /s/ J. Hal Roberts, Jr.
                                 J. Hal Roberts, Jr.
                                 President/Chief Executive Officer


Date: 11/13/96                   By:  /s/ Randall A. Ezell
                                 Randall A. Ezell
                                 Senior Vice President
                                 Chief Financial Officer