Form 10KSB
period 1996-12-31
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1997-03-28
CIK 835411

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                  FORM 10-KSB
                             ---------------------

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 0-18514

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                 A Florida Corporation -- I.R.S. No. 65-0051022

                       1100 S.W. ST. LUCIE WEST BOULEVARD
                         PORT ST. LUCIE, FLORIDA 34986

                         REGISTRANT'S TELEPHONE NUMBER:
                                 (561) 340-2800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

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

                                Yes X     No
                                   ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [     ]

     The annual revenues of the registrant for the year ended December 31, 1995 were: $11,074,000

     There is no established trading market for the Common Stock of the registrant. The aggregate market value (based on the last sale of which the registrant has knowledge) of the voting stock held by non-affiliates of the registrant as of March 1, 1997:

                  COMMON STOCK, $.01 PAR VALUE -- $12,672,011

     The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1997:

                 COMMON STOCK, $.01 PAR VALUE -- 744,655 SHARES

     Transitional Small Business Disclosure Format     Yes         No  X
                                                           ---        ---
================================================================================

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Port St. Lucie National Bank Holding Corp. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of the Company's rapid growth and whether such growth is sustainable in future economic circumstances; the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and the failure of assumptions underlying the establishment of the allowance for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Port St. Lucie National Bank Holding Corp. (the "Company") is a one bank holding company. The Company was organized in 1988 under the laws of the State of Florida for the purpose of organizing and acquiring Port St. Lucie National Bank (the "Bank"). The Bank is organized under the banking laws of the United States and was chartered on April 3, 1989.

     The Bank offers a wide range of commercial and consumer services from its three offices in Port St. Lucie, Florida. These services include interest and noninterest bearing deposit accounts, personal, business and real estate loans and membership in a shared automatic teller system which has numerous locations throughout Florida.

     On February 19, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Seacoast Banking Corporation of Florida ("Seacoast"), pursuant to which the Company will merge with and into Seacoast. It is anticipated that immediately after the Seacoast merger, the Bank will merge with and into the First National Bank and Trust Company of the Treasure Coast, a wholly-owned subsidiary of Seacoast. Under the terms of the Merger Agreement, 900,000 shares of Seacoast Class A common stock will be issued for all the outstanding shares of the Company's common stock, warrants and options to purchase common stock of the Company. The value of the transaction is approximately $25 million based on Seacoast's closing Class A share price of $28.00 on February 18, 1997. The Seacoast Merger is subject to regulatory approval and the approval of the Company's shareholders and Seacoast shareholders. It is intended that the transaction qualify for the pooling-of-interest method of accounting for business combinations. The Seacoast headquarters and name will survive the PSHC merger. There are no assurances that the transaction will be consummated. As of December 31, 1996, Seacoast had total consolidated assets of approximately $808 million, total consolidated deposits of approximately $693 million and total consolidated shareholders' equity of approximately $67 million.

     In February 1995, the Company received approval and organized under the laws of the State of Florida, a wholly owned mortgage subsidiary, Spirit Mortgage Corp. ("SMC"). SMC originates residential mortgage loans for sale in the secondary market. The activities of SMC are primarily outside of St. Lucie County and do not compete with the Bank. These activities are anticipated to provide additional fee income to the Company through increased utilization of the Company's real estate lending expertise. SMC commenced operation in late February 1995.

     The Company's executive offices are located at 1100 S.W. St. Lucie West Boulevard, Port St. Lucie, FL 34986. Principal Market Area and Marketing

PRINCIPAL MARKET AREA AND MARKETING

     Wholly contained in St. Lucie County, the Bank's primary service area ("PSA") is part of Florida's Treasure Coast region. The Treasure Coast region, as defined by the Company, contains the counties of Palm Beach, Martin, St. Lucie, and Indian River. This region has enjoyed tremendous residential and commercial growth over the last decade.

     Located within the Treasure Coast, the Port St. Lucie/Ft. Pierce metropolitan statistical area ("MSA") was the third fastest growing MSA nationwide from 1980 through 1990 in terms of percentage population growth. During this period, the MSA population increased to 251,071 residents from 151,196 residents or 66.1% according to figures released by the United States Census Bureau.

     More recently, the U.S. Census Bureau revealed that St. Lucie County increased to 172,483 residents or 13.1% from 1990 to 1995. The Port St. Lucie market accounted for almost all of this growth, increasing total residents to approximately 72,000. Port St. Lucie is now the second largest city on the four-county Treasure Coast, surpassing Boca Raton. This growth has made Port St. Lucie the fastest growing midsize city in Florida in the 1990's.

     During the 1990's, the majority of the new residents have located in the western part of the PSA, west of the St. Lucie River. To serve this growing segment of the PSA, the Bank has opened both its branch offices in this area. The Boulevard Center was opened in December of 1991 and is strategically located near City Hall on Port St. Lucie Boulevard, west of the St. Lucie River. More recently, the Bank opened its third banking office in March of 1995 in the rapidly growing St. Lucie West community, which is also west of the St. Lucie River.

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

COMPETITION

     The banking industry in Florida, in St. Lucie County, and in the Bank's PSA in particular is highly competitive. The Bank competes for loans and deposits with other financial institutions which are much larger than the Bank. Larger commercial banks and banks associated with regional multi-bank holding companies have higher lending limits and greater resources than the Bank. The Bank, along with other commercial banks, also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies, credit unions, securities brokerage firms and issuers of commercial paper and other securities, such as shares in money market funds.

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

     The Bank's PSA is currently served by six commercial banks with nineteen offices, and three savings associations with eight offices. As of September 30, 1996, the total reported deposits in the PSA were $888,399,000. The Bank's $118,704,000 in deposits as of September 30, 1996 represented a 13.4% market share of deposits in the PSA. The dominant bank with which the Bank competes in the PSA is Barnett Bank/Treasure Coast, N.A. which had deposits representing a market share of approximately 22.2%. The dominant savings and loan association in the PSA is Harbor Federal Savings Bank with a market share of approximately 15.5%. The principal methods of competition among financial institutions in the PSA are convenience and quality of service, two factors that management of the Bank continues to emphasize.

     In addition to competing with banks and savings institutions, commercial banks compete with non-banking financial institutions for funds. Money market funds continue to provide substantial competition through typically higher yields for deposits as well as corporate and government debt securities the yields of which also affect the ability of commercial banks to attract and hold deposits.

EMPLOYEES

     All employees of the Company are also employees of the Bank and SMC. As of December 31, 1996, the Bank had 58 full-time and 16 part-time and commissioned employees and SMC had 6 full-time employees. Management believes that its employee relations have been and continue to be satisfactory.

SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company's and the Bank's business. Supervision, regulation, and examination of the Company and the Bank and their respective Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

BANK HOLDING COMPANY REGULATION

     The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's Subsidiaries.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks to be a proper incident thereto.

     The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Section 23A of the Federal Reserve Act.
Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

     The BHC Act, as amended by the interstate banking provisions of the Reigle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Florida has responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act"), which is effective June 1, 1997, permits interstate branching, through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

     On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), which was signed into law on September 30,1996. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expand the list of nonbanking activities permitted under Regulation Y; reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

BANK AND BANK SUBSIDIARY REGULATION GENERALLY

     The Bank is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the "OCC") which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, and capital. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See "FDIC Insurance Assessments".

     Under Florida law, the Bank currently may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

     The OCC recently has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries. These changes also modernize and streamline corporate governance, investment and fiduciary powers.

     In December 1996, the OCC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy: Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchanges rates, commodity prices, or equity prices; management's ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

COMMUNITY REINVESTMENT ACT

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA")and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits, (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

     Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks -- will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

     Each of these lending categories will be weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on the institution's qualified investments within its service area that (i) benefit low-to-moderate income individuals and small businesses or farms; (ii) address affordable housing needs; or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as: (i) the geographic distribution of the institution's branch offices and ATMs; (ii) the institution's record of opening and closing branch offices and ATMs; and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test will be applied to wholesale or limited purpose financial institutions.

     Institutions having total assets of less than $250 million, including the Bank, will be evaluated under more streamlined criteria. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

     The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial non-compliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in January 1996, the Bank received an outstanding CRA rating.

     The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also recently increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from its banking and other subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses.

     In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that financial depository institutions should generally pay dividends only out of current operating earnings.

CAPITAL

     The Federal Reserve and the OCC have adopted final risk-based capital guidelines for bank holding companies and national and state member banks. The minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital"). As a "small one bank holding company" for

Federal Reserve regulatory purposes, the Company's capital adequacy is generally measured by the Bank's capital adequacy and not on a consolidated basis.

     In addition, the federal bank regulatory agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order or written directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1996, the consolidated capital ratios of the Company and the Bank were as follows:

                                                             REGULATORY
                                                              MINIMUM     COMPANY   BANK
                                                             ----------   -------   -----
Tier 1 capital ratio.......................................       4.0%     12.08%   11.49%
Total Capital ratio........................................       8.0%     13.33%   12.74%
Leverage ratio.............................................   3.0-5.0%      7.98%    7.56%

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

     Because the Company and the Bank exceed applicable regulatory capital requirements, the respective managements of the Company and the Bank do not believe that the capital requirements of FDICIA have any material impact on the Company and the Bank or their respective operations.

     Bank regulators continue to indicate their desire to base capital requirements upon the riskiness of the activities conducted and have long discussed proposals to add an interest rate-risk component to risk-based capital requirements.

FDICIA

     FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings' provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

ENFORCEMENT POLICIES AND ACTIONS

     FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA.

DEPOSITOR PREFERENCE

     The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

FISCAL AND MONETARY POLICY

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and its subsidiaries cannot be predicted.

FDIC INSURANCE ASSESSMENTS

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are insured by Seacoast FDIC's Bank Insurance Fund ("BIF") and it has no deposit insured by the Savings Association Insurance Fund ("SAIF"). In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after January 1, 1996, the annual premiums ranged from zero to $.27 for every $100 of deposits. Prior to January 1, 1996, the annual premiums ranged from $.04 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal regulator and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 1995, and 1996, the Bank paid $95 and $2 in BIF deposit premiums.

     The FDIC's Board of Directors has retained the 1996 BIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1997. In addition, the FDIC Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996 by crediting such amount against each BIF member's first semiannual assessment in 1997. EGRPRA recapitalized the FDIC's SAIF Fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF. The actual annual assessment rates for FICO for 1997 have been set at
1.30 basis points for BIF-assessable deposits and 6.48 basis points for SAIF deposits.

COMMUNITY DEVELOPMENT ACT

     The Community Development Act has several titles. Title I provides for the establishment of community development financial institutions to provide equity investments, loans and development services to financially underserved communities. A portion of this Title also contains various provisions regarding reverse mortgages, consumer protections for qualifying mortgages and hearings for home equity lending, among other things. Title II provides for small business loan securitization and securitizations of other loans, including authorizing a study on the impact of additional securities based on pooled obligations. Small business capital enhancement is also provided. Title III of the Act provides for paperwork reduction and regulatory improvement, including certain examination and call report issues, as well as changes in certain consumer compliance requirements, certain audit requirements and real estate appraisals, and simplification and expediting processing of bank holding company applications, merger applications and securities filings, among other things. It also provides for commercial mortgage-related securities to be added to the definition of a "mortgage-related security" in the Exchange Act. This will permit commercial mortgages to be pooled and securitized, and permit investment in such instruments without limitation by insured depository institutions. It also pre-empts state legal investment and blue sky laws related to qualifying commercial mortgage securities. Title IV deals with money laundering and currency transaction reports, and Title V reforms the national flood insurance laws and requirements. The nature, timing, and effect upon the Company of any changes resulting from the Community Development Act cannot be predicted.

LEGISLATIVE AND REGULATORY CHANGES

     Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks". Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under-capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline.

     EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve, and instead, written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase or de novo non-banking activity previously approved by order of the Federal Reserve, but not yet implemented by regulations, assuming the size of the acquisition or proposed activity does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration are the possible combination of BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

     In 1995, the United States Supreme Court determined that national banks could sell annuities, and in a 1996 case arising with respect to Florida's insurance statutes baring affiliations between banks and insurance companies determined that national banks could sell other types of insurance from towns of 5,000 or fewer persons.

STATISTICAL INFORMATION

     Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-KSB. Certain statistical information is included in response to Item 6 and Item 8 of this Annual Report on Form 10-KSB.

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

     In December 1989, the Company acquired approximately 1.6 acres of unimproved property on Port St. Lucie Boulevard, west of the St. Lucie River and east of the Florida Turnpike. The Bank was approved for a branch office on this site in April 1991. The branch office opened in December 1991 in a 1,440 square foot modular building with two drive-in lanes. It is anticipated that this structure will be replaced by a larger permanent structure when sufficient growth is obtained using the modular facility and if the local market can support additional commercial office space.

     The Company entered into two new lease agreements for a branch office facility and for administrative offices in the same building in the St. Lucie West community, effective in March of 1995. These facilities also serve as corporate headquarters for the Company. The branch facility lease is for 4,320 square feet and has a 10 year term with a five year renewal option with a rental increase. The lease for the administrative offices is for 1,200 square feet and has a five year term.

     The Company entered into a new lease agreement for SMC in the same building that houses the Bank's St. Lucie West office. The SMC office facility lease is for 1,268 square feet and with a four year term and was effective May 1, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, the Bank and SMC, because of the nature of their business, are at times subject to numerous legal actions, threatened or filed, in the normal course of their business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and lawsuits, when resolved, should not have a material adverse effect on the consolidated results of operations or financial condition of the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

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

     Management of the Company believes that the following table sets forth the high and low prices paid for the Company's Common Stock in actual purchase/sale transactions (as opposed to original issuances by the Company) as reflected in the records of the Company (which acts as its own transfer agent) for the last two years:

QUARTER ENDED                                                 HIGH PRICE   LOW PRICE
-------------                                                 ----------   ---------
Fiscal Year 1996:
  December 31, 1996.........................................    $23.00      $22.00
  September 30, 1996........................................    $22.00      $22.00
  June 30, 1996.............................................    $22.00      $21.00
  March 31, 1996............................................    $21.00      $17.00
Fiscal Year 1995:
  December 31, 1995.........................................    $17.00      $16.00
  September 30, 1995........................................    $16.00      $16.00
  June 30, 1995.............................................    $15.00      $14.25
  March 31, 1995............................................    $14.00      $14.00

     The approximate number of record holders of the Company's Common Stock as of March 1, 1997, is 829.

     As of March 1, 1997, the aggregate amount of shares of Common Stock subject to outstanding Options and outstanding Warrants was 50,820 and 150,478.625, respectively. For information as to the Options, see Item 10, "Executive Compensation."

DIVIDENDS

     The Board of Directors of the Company considers earnings, capital requirements, regulatory dividend limitations, the financial condition of the Company, and other relevant factors in determining the payment of dividends to shareholders. Cash dividends paid in 1994, 1993, and 1992 were 30.0 cents, 10.0 cents and 7.5 cents per share, respectively. Cash dividends were not declared in 1995 or 1996. As a result of past and planned growth, the Board of Directors declared a stock dividend of 10% to shareholders of record on

February 16, 1995 and again on February 15, 1996. The Merger Agreement prohibits the Company from paying future cash dividends.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The only unregistered securities sold by the Company since December 31, 1994 are the result of sales of Company common stock effected upon exercises of stock options or warrants previously issued pursuant to the Company's stock plan or employment arrangements. Set forth in chronological order below is information regarding the number of shares of common stock issued by the Company upon the exercise of such stock options or warrants. Also included is the consideration, if any, received by the Company for such shares, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Securities and Exchange Commission ("SEC" or "Commission") under which exemption from registration was claimed. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

                    RECENT SALES OF UNREGISTERED SECURITIES

                                                              SECURITY     NUMBER       PER SHARE
PURCHASER                                            DATE     EXERCISED   OF SHARES   CONSIDERATION
---------                                           -------   ---------   ---------   -------------
David W. Skiles...................................  4/30/94   Options       4,538          8.72
                                                     4/3/95   Options         605          8.68
Daniel Goldman....................................   6/1/95   Warrants        182          8.26
Patricia Goldman-Maloney..........................  6/15/95   Warrants        121          8.26
Aileen Pruitt.....................................  6/30/95   Options         121          8.68
                                                    6/30/96   Options       2,904         10.18
Sol Alcalde.......................................  5/30/96   Warrants        468          8.26
Charlotte DeVane..................................  1/15/97   Options       1,815          8.54

     Each of these transactions relied upon the Section 4(2) exemption from registration under the Securities Act.

RECENT SALES OF UNREGISTERED SECURITIES

     The only unregistered securities sold by the Company since January 1, 1996 were the result of sales of Company common stock effected upon exercises of stock options or warrants previously issued pursuant to the Company's stock plan or employment arrangements. Set forth in chronological order below is information regarding the number of shares of common stock issued by the Company upon the exercise of such stock options or warrants. Also included is the consideration, if any, received by the Company for such shares, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Securities and Exchange Commission under which exemption from registration was claimed. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

                                                        SECURITY                 NUMBER       PER SHARE
                                                        ---------               ---------   -------------
DATE                                                    EXERCISED   PURCHASER   OF SHARES   CONSIDERATION
------------------------------------------------------  ---------   ---------   ---------   -------------
----                                                    --------    --------    --------     -----------

[INSERT INFORMATION ABOUT EACH ISSUANCE OF COMMON STOCK SINCE JANUARY 1, 1996]


     The shares of capital stock and securities issued in the above transactions were offered and sold in reliance upon the exemption from registration under
Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company went from a development stage entity to a one bank holding company on April 3, 1989, with the Bank being chartered and opened for business on that date. During 1988 and 1989, the Company raised $6,104 net of offering and issuance costs, from the public sale of common stock to approximately 900 local investors, and invested $5,000 in the Bank to acquire 100% of its outstanding common stock.

     This section provides a narrative discussion and analysis of the Company's financial condition for the last two years ended December 31, 1996 and 1995 and results of operations for the last three years ended December 31, 1996, 1995 and 1994. All tables, financial statements and notes to the statements should be considered an integral part of this analysis. All dollar amounts disclosed in this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," except per share data, are expressed in thousands.

OVERVIEW

     The most successful earnings year in Company history occurred in 1996. This success can be attributed to efforts which began in 1995.

     The Company made two major investments in 1995. The St. Lucie West office represented the largest facility expansion since the Bank began operations in 1989. This office has served the Company well and is now the largest office in deposit size. This growth was accomplished after four other financial institutions had already established offices in St. Lucie West during 1994 and 1995.

     Spirit Mortgage Corp. (SMC), a wholly-owned subsidiary of the Company, began operations in 1995. The momentum SMC gained in the second half of 1995 carried over to 1996. In spite of increased overhead due to expansion in 1996, SMC showed a modest profit in 1996 and was primarily responsible for the almost 75% increase in the Company's gains on sale of loans held for sale in 1996 as compared to 1995.

     Additionally in 1996, the net interest margin continued to improve as a result of the continued loan growth (which resulted in a higher loan to deposit ratio) and a stable cost of funds maintained.

     A voice response unit (VRU) was installed in the fourth quarter of 1996 and became operational in January, 1997. The VRU gives our customers 24 hour access to information on their deposit and loan accounts.

     An agreement was reached in the fourth quarter of 1996 to install a remote automated teller machine (ATM) in the Columbia Medical Center of Port St. Lucie. The ATM became operational in January, 1997 and affords the employees and clients of the rapidly growing health services area even more reasons to do business with the Bank.

     Plans were begun in the fourth quarter of 1996 to open a branch office in Fort Pierce. While the location still has to be finalized and regulatory approval obtained, the new office is projected to begin operations in late summer of 1997.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
            YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                                   1996       1995      1994      1993      1992
                                                 --------   --------   -------   -------   -------
STATEMENT OF INCOME DATA
Interest income................................  $  9,453      8,109     5,720     4,332     3,871
Interest expense...............................     4,332      4,164     2,162     1,612     1,570
Net interest income............................     5,121      3,945     3,558     2,720     2,301
Provision for loan losses......................       640        206       163       167       201
Noninterest income.............................     1,621      1,171       756       884       623
Noninterest expense............................     4,251      3,520     2,679     2,280     2,087
Net income.....................................     1,230        947     1,001       748       418
PER SHARE DATA
Primary earnings...............................      1.43       1.16      1.28      0.97      0.55
Fully diluted earnings.........................      1.42       1.15      1.27      0.97      0.55
Cash dividends paid............................        --         --     0.300     0.100     0.075
Stock dividend issued..........................     10.00%     10.00%       --        --        --
Book Value(1)..................................  $  11.85      11.00      9.39      9.46      8.54
Dividend payout ratio..........................        --         --      0.20      0.08      0.12
BALANCE SHEET DATA
Total assets...................................   130,093    114,533    96,303    80,572    58,884
Total investment securities....................    14,369     21,157    28,003    31,267    23,956
Net loans(2)...................................    99,800     76,595    61,828    38,279    27,659
Total deposits.................................   118,736    104,233    86,683    71,772    51,387
Shareholders' equity...........................    10,226      8,955     7,391     7,416     6,619
Primary shares outstanding.....................       863        814       787       784       775
Fully diluted shares outstanding...............       868        822       792       784       775
SELECTED FINANCIAL RATIOS
Return on average assets.......................      1.00%      0.85%     1.16%     1.10%     0.77%
Return on average equity.......................     12.61      11.62     13.58     10.82      6.57
Yield on average interest earning assets.......      8.07       7.71      7.05      6.76      7.60
Average equity to average assets...............      7.93       7.33      8.53     10.13     11.77
Allowance for loan loss to loans outstanding at
  year end(2)..................................      1.35       1.07      1.11      1.59      1.70
Leverage capital to assets at year end.........      7.98       7.95      8.48      9.07     11.24
Tier 1 capital to risk-weighted assets at year
  end..........................................     12.08      12.55     15.08     17.00     23.05
Total capital to risk-weighted assets at year
  end..........................................     13.33      13.69     16.33     18.25     24.30

---------------

(1) Assumes no exercise of outstanding options or Warrants to purchase PSHC Common Stock.
(2) Excludes loans held for sale.

FINANCIAL PERFORMANCE SUMMARY

     During 1996, the Company continued its trend of growth in excess of market growth as reported in the Florida Bank Association Branch Deposit Report. The success of the St. Lucie West office and SMC increased loan growth which allowed the reduction in lower yielding investment securities. The net interest margin and noninterest income were both improved over 1995. The increase in noninterest expense in 1996 did not keep pace with the income improvements resulting in improved earnings. Primary earnings per share for 1996 was $1.43 as compared to $1.16 and $1.28 in 1995 and 1994, respectively. Net income was $1,230 in 1996 as compared to $947 in 1995 and $1,001 in 1994. Overall in 1996, the Company grew 13.6% in asset size while earnings increased by 29.9%.

     In 1995, interest income and noninterest income increased more than 40% and 50%, respectively, over 1994. However, these large increases were not enough to offset interest expense and noninterest expense increases of more than 90% and 30%, respectively, over 1994. Growth in time deposits in late 1994 and early 1995 pushed up interest expense in 1995. Rate changes in these time deposits lagged rate sensitive assets as interest rates declined slightly in 1995. The opening of a new office in March, the origination of a new mortgage banking company in January and operational growth all contributed to the increase in noninterest expense in 1995. Overall in 1995, the Company grew in asset size by 18.9% while earnings decreased slightly by 5.4%.

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

EARNINGS ANALYSIS

  Net Interest Income

     Net interest income is the difference between revenue generated from earning assets and the interest cost of funding those assets. Net interest income for 1996 was $5,121, an increase of $1,176 or 29.8% over 1995. This improvement was due to an improved yield on earning assets and a lower yield on interest bearing liabilities.

     Net interest margin in 1996 was 4.40%, an increase of 61 basis points or 16.1% from 1995. The yield on interest earning assets increased from 7.71% in 1995 to 8.07% in 1996. The primary reasons for the 36 basis point or 4.7% improvement was the increase of $11,794 in average interest earning assets, the ability of the Company to change the mix of earning assets from lower yielding investment securities to higher yielding loans and the upward repricing of adjustable rate mortgages. The yield on interest bearing liabilities decreased from 4.84% in 1995 to 4.63% in 1996. This 21 basis point decrease was primarily due to the lower cost time deposit and higher average noninterest demand deposit balances. The Company has plans to maintain and improve, if possible, the net interest margin in the future. The Company has in development several demand deposit products to increase the impact of noninterest bearing deposits on the cost of funds. Also, the Company is continuing to focus on attracting higher yielding earning assets in the loan portfolio.

     Net interest margin in 1995 was 3.79%, a decrease of 64 basis points or 14.4% from 1994. The yield on interest earning assets increased from 7.05% in 1994 to 7.71% in 1995. This 66 basis point increase was primarily the result of the loan growth in 1995. The yield on interest bearing liabilities increased from 3.36% in 1994 to 4.84% in 1995. This 148 basis point increase was due in part to growth in time deposit balances during the fourth quarter of 1994 and first quarter of 1995 reflecting higher rates. The interest rate offered by the Company on new and renewed time deposits peaked in the fourth quarter of 1994 and the first quarter of 1995. Higher rates on other interest bearing liability products during 1995 helped to reduce the dependence on time deposit growth in 1995 and accounted for over 40% of the increase in the yield on interest bearing liabilities during this period. In summary, reliance on higher cost interest bearing liabilities in early 1995 negatively impacted the net interest margin by 64 basis points in 1995.

     Net interest margin in 1994 was 4.43%, an increase of 16 basis points from 1993. The yield on interest earning assets was 7.05%, an increase of 29 basis points from 1993. The increase can be primarily attributed to higher yielding loan growth which accounted for almost 84% of total average interest earning asset growth. The yield on interest bearing liabilities increased 14 basis points from 1993. The increase in yield on interest bearing liabilities was due to the increase in other borrowing in 1994. In summary, loan growth and interest earning assets, which were more interest rate sensitive than interest bearing liabilities, resulted in the 16 basis point increase in net interest margin in 1994.

     The analysis of interest income and interest expense table demonstrates the impact on net interest income of changes in the volume and changes in rates of earning assets and interest bearing liabilities. The changes for each category of income and expense are divided between the portion of change attributable to the variances in average levels and rates for that category with the amount of change attributable to rate volume allocated to the volume variance.

     The table below indicates that the $1,176 increase in net interest income in 1996 was the combined effect of a favorable volume variance of $862 and a favorable rate variance of $314. The favorable rate variance was the result of decreases in cost of funds and increases in yield on earning assets. The significant increase in the volume variance is due to the swing from lower yielding investment securities and investment securities available for sale to higher yielding loans. The overall net interest income increase continues the previous years trends.

  Noninterest Income

     Noninterest income is derived primarily from fees on customer services and from the gains on sale of loans held for sale. Noninterest income continues to be an important contributor to the net income of the Company. In 1996, noninterest income was $1,621, an increase of $450 or 38.4% from 1995. The primary components of noninterest income are service charges on deposit accounts which totaled $623 and gain on sale of loans held for sale which totaled $564 in 1996.

     Income from service charges on deposit accounts income increased $45 or 7.8% in 1996. Average noninterest bearing demand deposit account growth in 1996 of 18.6% and increases in selected service charges which became effective August 1, 1995 and December 1, 1996 were primary contributors to the increased service charge income in 1996.

     Gains on sale of loans held for sale increased significantly in 1996. Gain on sale of loans was $564 as compared to $323 in 1995. The continued success of SMC contributed $428 to the total gain on sale of loans held for sale, which represents an increase of $281 or 191.2% over 1995.

                    ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                           1996 VERSUS 1995              1995 VERSUS 1994
                                                       INCREASE (DECREASE DUE TO     INCREASE (DECREASE DUE TO
                                                              CHANGE IN)                    CHANGE IN)
                                                      ---------------------------   ---------------------------
                                                       VOLUME     RATE      NET      VOLUME     RATE      NET
                                                      --------   ------   -------   --------   ------   -------
INTEREST INCOME:
  Loans.............................................    $1,885      128     2,013      2,024      304     2,328
  Nontaxable loans..................................       (37)      --       (37)       (10)       6        (4)
  Loans held for sale...............................        98      (17)       81          9      (13)       (4)
  Taxable investment securities.....................      (411)      52      (359)        73       (6)       67
  Nontaxable investment securities..................        (7)       3        (4)        11        2        13
  Investment securities available for sale..........      (347)     (24)     (371)      (234)      91      (143)
  Federal funds sold................................        39      (18)       21        113       19       132
                                                        ------     ----     -----     ------     ----     -----
          Total interest income.....................     1,220      124     1,344      1,986      403     2,389
                                                        ------     ----     -----     ------     ----     -----
INTEREST EXPENSE:
  Interest bearing demand deposits..................       (48)    (151)     (199)         8      220       228
  Money Market deposits.............................       (11)     (22)      (33)       (54)      46        (8)
  Other savings deposits............................       461       76       537        227      101       328
  Time deposits.....................................       (13)     (88)     (101)     1,064      453     1,517
  Other borrowings..................................       (31)      (5)      (36)       (87)      24       (63)
                                                        ------     ----     -----     ------     ----     -----
          Total interest expense....................       358     (190)      168      1,158      844     2,002
                                                        ------     ----     -----     ------     ----     -----
          NET INTEREST INCOME.......................    $  862      314     1,176        828     (441)      387
                                                        ======     ====     =====     ======     ====     =====

     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 (SFAS No. 122), in the fourth quarter of 1995. The capitalized mortgage servicing rights on those loans sold servicing retained in 1996 and 1995 contributed $67 and $105, respectively. The volume of loans held for sale in 1997 will depend on the demand for residential real estate loans, which will be governed by the economy and the interest rate levels. The gain realized on loans held for sale that are sold servicing retained will be increased as a result of recognizing mortgage servicing rights as prescribed by SFAS No. 122.

     Noninterest income from mortgage servicing fees increased from $73 in 1995 to $105 in 1996. The increased level of the noninterest income can be attributed to the Company's loan sale late in 1995, which added servicing income during 1996. In 1995, noninterest income totaled $1,171, an increase of $415 or 54.9% over 1994. The largest increase came from gain on sale of loans held for sale which totaled $274 or an increase of 559.2%. The increase reflects the addition of SMC. The next largest increase came from service charges on deposit accounts which totaled $157 as compared to 1994. All other noninterest income categories collectively decreased $16 or 5.6% in 1995 as compared to 1994. In 1997, mortgage servicing fees can be expected to increase more slowly than in the past. With the adoption of SFAS No. 122 and the recognition of mortgage servicing rights upon sale of the loan, the resulting asset must be amortized over the expected life of the servicing, which consequently reduces the monthly servicing fee recognized. This accounting treatment only applies to those loans sold servicing retained since the adoption of SFAS No. 122 at the beginning of the fourth quarter of 1995.

  Noninterest Expense

     Total noninterest expense in 1996 was $4,251, an increase of $731 or 20.8% over 1995. This increase is primarily due to increased facility costs and the expansion of SMC and loan administration.

     Compensation and employee benefit expense in 1996 was $2,101, an increase of $411 or 24.3% over 1995. The increase is primarily due to the additional staffing of the loan operations area and SMC Budgeted merit and promotional increases as well as incentive rewards also contributed to the increase. In 1997, the increases in compensation and employee benefits anticipated are for operational support, branch office expansion and annual merit and promotional increases.

                         ANALYSIS OF NONINTEREST INCOME

                                                                                                   1995/1994
                                                                           1996/1995 CHANGE          CHANGE
                                                                           ----------------     ----------------
                                                   1996     1995    1994   AMOUNT   PERCENT     AMOUNT   PERCENT
                                                  ------   ------   ----   ------   -------     ------   -------
Service charges on deposit accounts.............  $  623   $  578   $421    $ 45        7.8%     $157      37.3%
Gain on sale of loans held for sale.............     564      323     49     241       74.6%      274     559.2%
Gain on sale of investment securities available
  for sale......................................       4      (59)    12      63     -106.8%      (71)   -591.7%
Gain on sale of real estate owned...............      --      (13)     6      13     -100.0%      (19)   -316.7%
Other fees for customer services................     430      342    268      88       25.7%       74      27.6%
                                                  ------   ------   ----    ----                 ----
                                                  $1,621    1,171    756    $450       38.4%     $415      54.9%
                                                  ======   ======   ====    ====                 ====

     Occupancy and furniture and equipment expenses were $371 and $257, respectively, for a total of $628 in 1996. Aggregate occupancy, furniture and equipment expenses increased 21.2% between 1995 and 1996, and 57.9% between 1994 and 1995. The increases reflect the expansion of SMC and a full year of overhead expense associated with the St. Lucie West office. Occupancy and furniture expenses are expected to increase in 1997 for the new branch office planned for Fort Pierce. In addition, several budgeted technological improvements will likely increase equipment expense again in 1997. The significance of the increase will depend on the timing of implementation during 1997.

     Data processing expense was $253 in 1996, an increase of $69 or 37.5%. A contract extension for data processing was negotiated in 1995 which extended the Company's current contract from September 1996 through August 1999 and resulted in an increase in expense in 1996. In addition, the Company added some new services to the contract for 1996. An increase in this category is expected in 1997 as a result of volume adjustments in the contract and well as additional services that will be added in 1997.

     Advertising and public relations expense increased $23 or 12.2% in 1996. The increase is attributed to additional radio and television advertisements during 1996.

     FDIC insurance premium expense was $2 in 1996, a decrease of $93 or 97.9%. This decrease in 1996 was due to the Bank Insurance Fund (BIF) reaching its targeted funding level in May of 1995. Beginning in January 1997 and until further notice, the Bank is in the lowest assessment group, paying an annual rate of 1.296 basis points or .0000324 quarterly. The Bank currently meets the well capitalized criteria and expects to remain in the well capitalized category for the foreseeable future. The remaining noninterest expense categories increased collectively 25.0% in 1996. This increase is primarily associated with the Company's overall growth in 1996.

     In 1995, noninterest expense totaled $3,520, an increase of $841 or 31.4% over 1994. The largest dollar increase in individual category was compensation and employee benefits which increased $496 or 41.5%. Compensation and employee benefits expense reflected growth in staff to support loan operations, SMC and budgeted merit and promotional increases. All other noninterest expense categories collectively increased $345 or 23.2% in 1995 as compared to 1994. This increase is consistent with the Company's overall growth in 1995.

                        ANALYSIS OF NONINTEREST EXPENSE

                                                               1996        1995        1994
                                                              ------      ------      ------
Compensation and employee benefits..........................  $2,101       1,690       1,194
Data processing.............................................     253         184         150
Occupancy...................................................     371         304         211
Furniture and equipment.....................................     257         214         117
Advertising and public relations............................     211         188         133
Professional fees...........................................     202         165         151
Stationary, supplies and printing...........................     118         119          80
FDIC insurance..............................................       2          95         161
Other real estate owned.....................................       6          12           7
Miscellaneous expenses......................................     730         549         475
                                                              ------      ------      ------
          Total Noninterest Expense                           $4,251      $3,520      $2,679
                                                              ======      ======      ======

  Income Taxes

     Income tax expense was $621 in 1996, an increase of $178 or 40.2% over 1995. The increased tax expense reflects a increase in net income before taxes of $461 or 33.2% over 1995. Income tax expense was $443 in 1995, a decrease of $28 or 5.9% compared to 1994. The decreased tax expense reflects a decrease in net income before income taxes of $82 or 5.6%, which was mitigated by increased average balances of tax exempt municipal securities and municipal loans.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

     CONSOLIDATED AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                     1996                          1995                          1994
                                          ---------------------------   ---------------------------   --------------------------
                                          AVERAGE                       AVERAGE                       AVERAGE
                                          BALANCE    INTEREST   YIELD   BALANCE    INTEREST   YIELD   BALANCE   INTEREST   YIELD
                                          --------   --------   -----   --------   --------   -----   -------   --------   -----
                                                             ASSETS
Earning assets:
  Loan (net of unearned income)(1)(2)...  $ 92,947     7,952    8.56%   $ 70,919     5,939    8.37%  $46,747      3,611    7.72%
  Non-taxable loans(3)..................        --        --      --         610        44    7.21       781         62    7.95
  Loans held for sale...................     4,070       293    7.20       2,709       212    7.83     2,591        216    8.34
  Taxable investment securities.........       619        43    6.95       6,534       402    6.15     5,354        335    6.26
  Non-taxable investment
    securities(3).......................     3,250       228    7.00       3,355       233    6.94     3,130        226    7.21
  Investment securities available for
    sale................................    13,461       817    6.07      19,173     1,188    6.20    22,933      1,331    5.80
  Federal funds sold....................     3,658       190    5.19       2,911       169    5.81       959         37    3.86
                                          --------    ------            --------    ------           -------     ------
        Total earning assets............   118,005     9,523    8.07     106,211     8,187    7.71    82,495      5,818    7.05
Noninterest earning assets:
  Cash and due from banks...............     3,295                         2,880                       2,351
  Premises and equipment (net)..........     1,133                         1,156                         889
  Other assets..........................     1,511                         1,734                       1,371
  Allowance for loan losses.............      (885)                         (774)                       (653)
                                          --------                      --------                     -------
    Total noninterest earning assets....     5,054                         4,996                       3,958
                                          --------                      --------                     -------
        Total assets....................  $123,059                      $111,207                     $86,453
                                          ========                      ========                     =======

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits
  Demand deposits.......................  $ 11,090       247    2.23%   $ 13,260       446    3.36%  $13,036        218    1.67%
  Money market deposits.................     5,995       152    2.54       6,440       185    2.87     8,328        193    2.31
  Savings deposits......................    23,157       986    4.26      12,332       449    3.64     6,093        121    1.98
  Time deposits.........................    52,998     2,933    5.53      53,231     3,034    5.70    34,561      1,517    4.39
  Other borrowings......................       259        14    5.41         835        50    5.99     2,298        113    4.94
                                          --------    ------            --------    ------           -------     ------
        Total interest bearing
          liabilities...................    93,499     4,332    4.63      86,098     4,164    4.84    64,316      2,162    3.36
Noninterest bearing liabilities:
  Demand deposits.......................    17,754                        14,972                      13,169
  Other liabilities.....................     2,052                         1,988                       1,596
                                          --------                      --------                     -------
        Total noninterest bearing
          liabilities...................    19,806                        16,960                      14,765
                                          --------                      --------                     -------
  Shareholders' equity..................     9,754                         8,149                       7,372
                                          --------                      --------                     -------
        Total liabilities and
          shareholders' equity..........  $123,059                      $111,207                     $86,453
                                          --------                      --------                     -------
NET INTEREST SPREAD/RATE................              $5,191    3.44                $4,023    2.87               $3,656    3.69
                                                      ------    ----                ------    ----               ------    ----
Impact of noninterest bearing
  liabilities...........................                0.96                          0.92                         0.74
  NET INTEREST MARGIN...................                4.40%                         3.79%                        4.43%
                                                      ------                        ------                       ------

---------------

(1) Net loan fees recognized are included in calculation of average loan yields.
(2) Non-accruing loans are included in the average amount of loans outstanding as well as in the calculation of average yield.
(3) Taxable equivalent basis, net of interest disallowance using a 34% tax rate.

LIQUIDITY AND INTEREST RATE SENSITIVITY

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

     Long term liquidity needs are provided by a large core deposit base and a strong capital position. The most stable source of bank liquidity comes from core deposits which represent long term relationships with deposit customers. Core deposits as a percentage of total assets has been improving over the past several years and remained at over 80% in 1996.

     Actions taken by the Company in late 1995 to improve the net interest margin also served to maintain this high percentage core deposit level by allowing volatile funds to mature or runoff by selling lower yielding investment securities and loans. This activity continued into 1996 with a core deposit ratio of 80.6% as of December 31, 1996, only slightly down from 1995. The sale of over $10,000 of adjustable rate residential real estate loans in the fourth quarter of 1995 reduced the Company's need for volatile funds to meet loan growth. In December 1996, a sale of over $5,000 of adjustable rate residential real estate loans again reduced the Company's need for volatile funds. Core deposits were at 82.7% of total assets as of December 31, 1995, compared to 78.6% in 1994. Those deposits not considered by management to be core deposits consist of time deposits of $100 or greater and volatile municipal deposits. There were $4,577 in municipal deposits considered to be volatile at year end 1996 as compared to no municipal deposits at year end 1995.

     Short term needs for funds are created by withdrawal of deposits, draw downs of commitments and requests for new loans. These needs for funds are being met by core deposit growth, investment security maturities, principal repayments and sale of investment securities designated as available for sale. In recent years, these sources have been adequate to meet funding needs. Timing differences of a few days between funds availability and funding needs have been met utilizing unsecured federal funds purchase lines established at correspondent banks. At December 31, 1996, there were no borrowings from this source.

     To meet more significant funding needs or funding needs of a longer duration, the Company joined the Federal Home Loan Bank of Atlanta (FHLB) in 1993. The Company's residential real estate portfolio and capital position currently supports $19,000 in potential borrowing from the FHLB. There were no borrowings from the FHLB at December 31, 1996.

     An adequate capital level contributes to long term liquidity by reducing the need to continually access funding sources. The Company's Tier 1 leverage capital ratio remained more than adequate at 7.98% at year end 1996. Tier 1 ratios at year end 1995 and 1994 were 7.95% and 8.48%, respectively. The Company projects that the Tier 1 ratio will continue to be stable in 1997, assuming growth and earnings goals are reached, and will continue to remain at a more than adequate level.

     Other sources of liquidity are investment securities available for sale and loans held for sale and can include federal funds sold. At December 31, 1996, the balance in investment securities available for sale was $10,757, down $6,503 from December 31, 1995. This reduction was due to the sale and maturity of those investments. Liquidity from investment securities available for sale improved slightly during the year as market values on these securities improved. Loans held for sale decreased to $3,556 at year end from $5,835 at year end 1995. These loans are held on average less than a month before they are funded by the buyer. By controlling the volume, liquidity can be obtained from this source.

     As detailed in the Consolidated Statement of Cash Flows, net cash and cash equivalents increased $1,167 or 14.1% in 1996. Net income, net deposit growth and net loan proceeds from the sale of loans held for sale provided net cash of approximately $24,000. Net loan growth in excess of repayments partially offset by proceeds from maturities and sales of investment securities available for sale used approximately $23,000 in net cash. These activities primarily combined to increase cash and cash equivalents at year end 1996 when compared to year end 1995.

     Net cash and cash equivalents increased $5,509 or 200.9% in 1995. Net income, net deposit growth, net loan proceeds from the sale of loans held for sale and net proceeds from maturities and sales of investments provided net cash of approximately $32,000. Net loan growth in excess of repayments used approximately $25,000 in net cash. These activities combined to increase cash and cash equivalents at year end 1995 when compared to year end 1994.

                       INTEREST RATE SENSITIVITY ANALYSIS
                               DECEMBER 31, 1996

                                 IMMEDIATELY     2 DAYS    90 DAYS    6 MONTHS
                                ADJUSTABLE OR    THROUGH   THROUGH     THROUGH      OVER      NONINTEREST
                                1 DAY MATURITY   90 DAYS   6 MONTHS   12 MONTHS   12 MONTHS    SENSITIVE     TOTAL
                                --------------   -------   --------   ---------   ---------   -----------   --------
ASSETS
  Loans (net of unearned
    income)...................     $16,715       $ 7,275   $  9,034   $ 12,150     $55,997     $     --     $101,171
  Federal funds sold..........       4,400            --         --         --          --           --        4,400
  Non-taxable investment
    securities................          --            --         --        220       3,392           --        3,612
  Investments available for
    sale......................          --         7,479         --        327       2,951           --       10,757
  Loans held for sale.........          --         3,556         --         --          --           --        3,556
  Noninterest earning
    assets....................          --            --         --         --          --        6,597        6,597
                                   -------       -------   --------   --------     -------     --------     --------
         Total assets.........     $21,115       $18,310   $  9,034   $ 12,697     $62,340     $  6,597     $130,093
                                   =======       =======   ========   ========     =======     ========     ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Interest bearing demand
    deposits..................      13,149            --         --         --          --           --       13,149
  Money market deposit
    accounts..................       5,673            --         --         --          --           --        5,673
  Savings deposits............       3,634            --     21,587         --          --           --       25,221
  Time deposits...............          --        15,346     11,729     18,551       9,485           --       55,111
  Noninterest bearing demand
    deposits..................          --            --         --         --          --       19,582       19,582
  Other liabilities...........          --            --         --         --          --        1,131        1,131
Shareholders' equity..........          --            --         --         --          --       10,226       10,226
         Total liabilities and
           shareholders'
           equity.............      22,456        15,346     33,316     18,551       9,485       30,939      130,093
                                   -------       -------   --------   --------     -------     --------     --------
Interest rate sensitivity
  gap.........................     $(1,341)      $ 2,964   $(24,282)  $ (5,854)    $52,855     $(24,342)    $      0
                                   =======       =======   ========   ========     =======     ========     ========
Cumulative interest rate
  sensitivity gap.............     $(1,341)      $ 1,623   $(22,659)  $(28,513)    $24,342     $      0     $      0
                                   =======       =======   ========   ========     =======     ========     ========

  Interest Rate Sensitivity

     Unlike most industrial companies, a substantial portion of the Company's assets are monetary in nature. Accordingly, the effects of changes in interest rates are more relevant than changes in the general level of consumer prices, which may not move in the same direction or magnitude as interest rates. Interest sensitivity management is concerned with managing the effects of interest rate changes on net interest income. Interest sensitivity is measured by gaps, defined as the difference between interest sensitive assets and interest sensitive liabilities within any specific time frame.

     Interest rate exposure is managed by monitoring the relationship between earning assets and interest bearing liabilities, focusing primarily on those that are rate sensitive. Rate sensitive assets and liabilities are those that reprice at market interest rates within a relatively short period. The difference between rate sensitive assets and rate sensitive liabilities represents the Company's interest sensitivity gap, which may be either positive (interest sensitive assets exceed interest sensitive liabilities) or negative (interest sensitive liabilities exceed interest sensitive assets).

     The Interest Rate Sensitivity table illustrates the Company's gap position at December 31, 1996. The table should not be viewed as the only factor in determining the impact of interest rate changes on net interest income. Certain assumptions have been made in the construction of the table. For example, loans and investments have been assigned rate sensitivity categories according to their maturities, call schedules, or scheduled rate adjustments without regard to payment schedules or to the liquidity of those interest sensitive assets.

     The table discloses a negative gap or liability sensitive position over the next twelve months. More interest bearing liabilities will reprice during this period than interest earnings assets. This negative gap position would in general indicate a reduction in net interest income in a rising interest rate environment and an increase in net interest income in a falling interest rate environment.

     Gap analysis, when evaluated with other factors, such as changes in balance sheet mix and interest rate spread relationships, can provide the basis for projecting future net interest income. The Company uses a simulation model that incorporates gap position, balance sheet mix and interest rate spread relationships to provide a forecast of net interest income over the next twelve months under different interest rate trend scenarios. The model consistently indicated in 1996 that the Company was in a balanced interest rate risk position falling well below the current guidelines of a no more than 5% change in net interest income as a result of either falling or rising interest rates scenarios over the next twelve months. The Company will actively continue to subject earnings projections to a variety of interest rate scenarios, as well as pricing, maturity, growth and mix strategies in order to make informed decisions with a view to increasing income, maintaining stable net interest margins and limiting interest rate risk. Stable net interest margins can generally be maintained by matching the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates to market conditions and changing interest rates.

EARNING ASSETS AND FUNDING SOURCES

     Earning assets averaged $118,005 in 1996, an increase of $11,794 or 11.1% over 1995. In 1995, average earning assets totaled $106,211, an increase of $23,716 or 28.7% over 1994. For the years ended 1996, 1995 and 1994, average earning assets as a percentage of average total assets was 95.9%, 95.5% and 95.4%, respectively. This indicator of efficient use of productive assets remained steady over the past three years.

     At December 31, 1996, the Company's total earning assets reached $123,595. The components of earning assets at year end were loans totaling $101,270 or 81.9%, investment securities available for sale totaling $10,757 or 8.7%, federal funds sold of $4,400 or 3.6%, loans held for sale totaling $3,556 or 2.9% and investment securities held to maturity totaling $3,612 or 2.9%. Deposits, the primary source of funds, totaled $118,736 at December 31, 1996. Of total deposits, $99,154 or 83.5% were in interest bearing deposits and $19,582 or 16.5% were in noninterest bearing deposits.

  Loans

     Total loans at December 31, 1996 were $101,270, an increase of $23,772 or 30.7% over 1995. It has been the practice of the Company to sell fixed rate residential loans to FNMA and retain adjustable rate residential loans in the portfolio. While this is still the intention of the Company, a package of $5,500 in adjustable rate residential loans were sold to FNMA and a private investor, in addition to normal fixed rate residential loans, in the fourth quarter of 1996 to maintain asset and liability management goals. If these loans had not been sold, net loan growth shown in 1996 would have been significantly greater.

     The largest category of loans in 1996 continued to be real state loans. Included in the real estate category are loans on primary residences, construction, and other types of real estate loans which aggregated $73,575 or 72.7% of the total loan portfolio at December 31, 1996. At year end 1995, the real estate category aggregated $55,632 or 71.8% of total loans in 1995. Commercial loans accounted for $12,602 or 12.4% of the loan portfolio in 1996 and $10,075 or 13.0% in 1995. Loans to individuals totaled $15,093 or 14.9% of the loan portfolio at December 31, 1996 as compared to $11,791 or 15.2% in 1995.

     In 1996, the Company benefited from the loan diversification in the portfolio that began in 1995 by placing emphasis on high quality consumer and commercial loans. The prime rate decreased 25 basis points during the year. The slightly lower prime rate and the small range of rate movements during the year made consumer and commercial loans more attractive to borrowers. The Company was able to maintain a similar loan mix throughout 1996, as evident in the comparison of ratios at year end 1996 to year end 1995.

               LOANS BY TYPE AND MATURITY AS OF DECEMBER 31, 1996

                                              MATURITIES                                DECEMBER 31,
                                  ----------------------------------   ----------------------------------------------
                                              ONE YEAR
                                  ONE YEAR    THROUGH        OVER                  % OF TOTAL              % OF TOTAL
                                  OR LESS    FIVE YEARS   FIVE YEARS     1996        LOANS       1995        LOANS
                                  --------   ----------   ----------   --------    ----------   -------    ----------
Commercial loans................   $5,245      $6,582        $775      $ 12,602       12.4%     $10,075       13.0%
Real estate -- construction.....    5,346         829         404         6,579        6.5        4,952        6.4
Real estate -- other:
  Loans on primary residences...       --          --          --        49,228       48.6       38,015       49.1
  Other.........................       --          --          --        17,768       17.5       12,665       16.3
Loans to individuals:
  Installment...................       --          --          --        14,299       14.1       11,120       14.3
  Other personal and business
    loans.......................       --          --          --           794        0.9          671        0.9
                                   ------      ------        ----      --------      -----
         Total..................   10,591       7,411       1,179      $101,270      100.0%     $77,498      100.0%
                                   ======      ======        ====      ========      =====      =======      =====
Commercial and real estate --
  construction loans due after
  one year......................
  Having predetermined interest
    rates.......................                                          5,607
  Having floating interest
    rates.......................                                          2,983
                                                                       --------
    Total.......................                                       $  8,590
                                                                       ========

     The largest category of loans in 1995 was also real estate loans which aggregated $55,632 or 71.8% of the total loan portfolio at December 31, 1995. At year end 1994, the real estate category aggregated $48,146 or 76.8% of total loans in 1994. Commercial loans accounted for $10,075 or 13.0% of the loan portfolio in 1995 and $6,634 or 10.6% in 1994. Loans to individuals totaled $11,791 or 15.2% of the loan portfolio at December 31, 1995 as compared to $7,134 or 11.4% in 1994. The tax exempt loan category was $800 in 1994. There were no tax exempt loans in 1995.

     The Company makes consumer and commercial loans in its PSA, principally in the areas surrounding Port St. Lucie. Consumer loans are typically secured by automobiles, recreational vehicles and personal residences. Commercial loans are typically secured by business assets and real estate, and have personal guarantees.

  Investment Securities

     At December 31, 1996, investment securities available for sale totaled $10,757, a decrease of $6,503 from year end 1995. The decline in 1996 was primarily the result of maturities, calls and sales. This activity was slightly mitigated by the reduction of unrealized losses by $17 ($11 net of tax effects). The average yield on the available for sale portfolio decreased slightly from 5.62% in 1995 to 5.61% in 1996. See "CAPITAL RESOURCES."

     At December 1996, investment securities held to maturity totaled $3,612, a decrease of $285 from year end 1995. The decline was the result of securities which matured in 1996. The investment securities held to maturity portfolio had gross unrealized gains of $25 on December 31, 1996 and $57 on December 31, 1995. Gross unrealized losses were $4 and $7 at December 31, 1996 and 1995, respectively. The average yield on the held to maturity portfolio was 7.21%, up from 6.92% of year end 1995. This increase in yields is the result of the lower yielding securities maturing throughout the year. Since the current portfolio is comprised primarily of fixed rate municipal bonds, future gains or losses and yields will depend on interest rate levels and the Company's effective tax rate on income.

         ANALYSIS OF INVESTMENT SECURITIES AVAILABLE FOR SALE PORTFOLIO

                                                               DECEMBER 31, 1996      1995
                                                              -------------------    -------
                                                               BOOK      AVERAGE      BOOK
                                                               VALUE     YIELD(2)     VALUE
                                                              -------    --------    -------
Maturity
U.S. Treasury securities
  One to five years.........................................  $    --        --      $ 3,815
                                                              -------
Securities of other U.S. Government agencies
  One to five years.........................................    1,894      5.93%       3,054
                                                              -------                -------
          Total.............................................    1,894      5.93        3,054
                                                              -------                -------
Mortgage related securities(1)
  Within one year...........................................      327      5.89           --
  One to five years.........................................      280      5.38           --
  Five to ten years.........................................       --        --          936
  Over ten years............................................    8,256      5.53        9,455
                                                              -------                -------
          Total.............................................    8,863      5.54       10,391
                                                              -------                -------
          Total investment..................................  $10,757      5.61      $17,260
                                                              =======                =======

---------------

(1) Indicates contractual maturities, actual maturities are dependent upon underlying prepayment rates and includes collateralized mortgage obligations and real estate mortgage investment conduits.
(2) Federal tax equivalent yield

          ANALYSIS OF INVESTMENT SECURITIES HELD TO MATURITY PORTFOLIO

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                    1996           1995
                                                              -----------------   ------
                                                               BOOK    AVERAGE     BOOK
                                                              VALUE    YIELD(2)   VALUE
                                                              ------   --------   ------
Maturity
Municipal securities (2)
  Less than one year........................................     220     7.05%       110
  One to five years.........................................   1,980     7.38      1,323
  Five to ten years.........................................     535     6.60      1,414
  Over ten years............................................     236     7.97        501
                                                              ------              ------
     Total..................................................   2,971     7.26      3,348
                                                              ------              ------
Other securities
  Over ten years (1)........................................     641     6.96        549
                                                              ------              ------
     Total investment.......................................  $3,612     7.21     $3,897
                                                              ======              ======

---------------

(1) Federal Reserve Stock and Federal Home Loan Bank Stock
(2) Federal tax equivalent yield

  Funding Sources

     The primary funding source of the Company continues to be deposits. In 1996, the Company continued to place emphasis on maintaining a high level of core deposits. Investment securities that matured or were sold were not replaced. A loan sale of adjustable rate residential real estate loans occurred in late 1996. The funds generated from these activities were used to fund loan growth rather than acquire high cost volatile funds. In 1997 the Company anticipates that it will primarily fund loan growth with more stable and lower cost core deposits.

     At December 31, 1996, deposits totaled $118,736, an increase of $14,503 or 13.9% over 1995. The components of this increase were a $5,682 or 11.5% increase in time deposits, a $5,153 or 64.4% increase in interest bearing demand deposits, a $4,104 or 19.4% increase in savings deposits, a $429 or 2.1% decrease in noninterest bearing demand deposits, and a $7 or 0.1% decrease in money market deposits.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE                1996    % OF TOTAL    1995    % OF TOTAL
---------------------------------------------               ------   ----------   ------   ----------
Maturity
  Three months or less....................................  $2,259      24.4%      2,735      28.6%
  Over three through six months...........................   1,903      20.5       1,518      15.9
  Over six through twelve months..........................   2,980      32.1       2,991      31.3
  Over twelve months......................................   2,139      23.0       2,311      24.2
                                                            ------     -----      ------     -----
     Total time deposits of $100 or more at December 31,
       1996...............................................  $9,281     100.0%     $9,555     100.0%
                                                            ======     =====      ======     =====

     The growth in time deposits and savings accounts was due to the continued success of our premium priced savings product (Grand Savings Account) and of our specifically targeted short term time deposit marketing. Both these products had great appeal in our St. Lucie West branch location, due to the significant retirement age composition of the market.

     Interest bearing demand deposit growth can be attributed to an increase in a municipal deposit relationship. The Company accommodated a long time customer for their short term (less than twelve months) deposit needs. These funds are temporary and are expected to run off in 1997.

     The decline in noninterest bearing demand deposits is primarily attributable to the year end fluctuations in various commercial demand deposit accounts. These fluctuations are temporary in nature and are expected periodically.

     In 1997, the Company anticipates core deposit growth to keep pace with loan growth. Should loan growth exceed core deposit growth, the Company will be prepared to fund this growth with the sale of lower yielding investment securities available for sale and loans or borrowings from approved credit lines established with correspondent banks. The decision on sales or borrowing will be made with interest rate risk and profitability as the primary determining factors. The Company has short term unsecured lines of credit established to meet temporary funding needs and $19,000 in credit availability approved through the FHLB to meet longer term needs.

ASSET QUALITY

     Asset quality continues to be of primary importance to the Company. When deposit growth has exceeded loan demand, excess funds have been invested in the investment securities portfolio, which is generally of high quality. The Company structured its lending policy to avoid higher risk loans, to diversify risk by making smaller loans and to provide proper monitoring of existing loans to ensure continuing credit quality.

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

     Although the Bank's legal lending limit is in excess of $1,600, the Bank has adopted a policy to further restrict aggregate borrowing to any one borrower to no more than $1,000. This emphasis on smaller loans diversifies and consequently reduces risk. As of December 31, 1996, the Company had only eight borrowers with aggregate borrowing in excess of $750 which loans totaled $7,643 or 7.5% of the total loan portfolio at December 31, 1996.

     The Company's local market has traditionally emphasized real estate lending due to its reputation for affordable housing. In 1996, real estate loans continued to be the dominant lending category accounting for more than 73% of the loan portfolio. In keeping with its asset quality priority, the Company has concentrated its real estate lending efforts on owner occupied properties with established debt service abilities. The construction loans made are primarily single family residences with commitments for permanent financing. The Company is not currently and does not plan to become a speculative real estate lender.

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

     The allowance for loan losses at December 31, 1996 was $1,371 or 1.35% of loans outstanding at year end. The allowance for loan losses at December 31, 1995 was $827 or 1.07% of loans outstanding at year end. The increase in the overall allowance for loan losses in 1996 as a percentage of the overall loan portfolio, reflects management's cautious views concerning both economic and portfolio trends in 1996. Nationally, consumer debt and delinquencies have both trended upward in 1996. The Company has grown rapidly in consumer loans and has also experienced some increase in delinquencies. Commercial loans have also grown rapidly in 1996 and this type of lending has proven riskier than the Company's dominant portfolio type of residential real estate loans.

     The Company maintains the allowance for loan losses at a level that management believes is sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses is made up of two primary components: amounts allocated to loans based on collateral type, loan grade, delinquency status and impairment and a general unallocated portion designed to supplement the amounts allocated. For purposes of complying with certain disclosure requirements, the table below presents an allocation of the entire allowance for loan losses among various loan classifications and sets forth the percentage of loans in each category to total loans. The allocation of the allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allocation indicates future charge-off trends.

     In comparing 1996 and 1995, the allowance for loan losses increased $544 or 65.8%, which was substantially more than the 30.7% increase in the loan portfolio in 1996. Economic trends and rapid consumer and commercial loan growth led management to increase the allowance as a percentage of the loan portfolio. The table reflects an increase in the aggregate amounts specifically allocated from $369 to $548. Correspondingly, the component of the allowance described as unallocated increased from $458 to $823.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                    YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                                  1996                     1995
                                                         ----------------------   ----------------------
                                                                   PERCENT OF               PERCENT OF
                                                                  LOANS IN EACH            LOANS IN EACH
                                                                   CATEGORY TO              CATEGORY TO
                                                         AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                                                         ------   -------------   ------   -------------
Commercial.............................................  $  189        12.4%       $116         13.0%
Real estate:
  Construction.........................................      26         6.5          20          6.4
  Loans on primary residence...........................     175        48.6          97         49.1
  Other................................................      30        17.5          36         16.3
Loans to individuals:
  Installment..........................................      83        14.1          64         14.3
  Other personal and business loans....................      45         0.9          36          0.9
Unallocated............................................     823         0.0         458          0.0
                                                         ------       -----        ----        -----
                                                         $1,371       100.0%       $827        100.0%
                                                         ======       =====        ====        =====

     The provision for loan losses charged to expense in 1996 was $640, an increase of $434 or 210.7% over 1995. This increase in provision is due to the growth in the overall loan portfolio in 1996, loan mix and economic trends.

     Net charge-offs for the year ended December 31, 1996 were $96, an increase of $18 from the net charge-offs of $78 in 1995. The Company takes a very aggressive position on delinquent loans and moves quickly to liquidate collateral and record losses if payment is in doubt. The Company also aggressively pursues collection activities on any loans charged-off.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement
114), as amended by Statement 118, which prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructuring (a "restructured loan"). Statement 114 adoption did not have a material impact on the financial condition or results of operations of the Company in 1996.

  Nonperforming Loans

     Loans are placed on a nonaccrual status when they become 90 days past due unless determined to be both adequately collateralized and actively in the process of collection. When full collection of principal becomes doubtful, the uncollectible portion of the loan is charged-off.

     At December 31, 1996, there were 28 loans with an aggregate balance of $764 listed as nonaccrual, three loans with an aggregate balance of $8 over 90 days past due on accrual status and no restructured loans. Of these, 14 loans totaling $573 are also included in the potential problem loans classified substandard. At December 31, 1996, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 0.77%, compared with 0.53% at December 31, 1995. At December 31, 1995, there were 13 loans with an aggregate balance of $405 listed as nonaccrual, four loans with a balance of $5 over 90 days past due on accrual status and no restructured loans. Of these, 11 loans totaling $402 are also included below in the potential problem loans classified substandard.

  Other Potential Problem Loans

     Other potential problem loans exclude nonperforming loans and represent those loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms. The Company follows a loan review program to evaluate the credit risk in its loan portfolio.

     Through the loan review process, the Company maintains a classified account list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. At December 31, 1996, potential problem loans classified substandard were $1,037 compared to $894 at year end 1995. Those loans classified as doubtful at December 31, 1996 were $11 as compared to $40 at year end 1995. Although the loan portfolio grew by 31% in 1996, the increase in classified loans increased only 16%. This is primarily due to an expanded loan administration area with stringent loan review guidelines on the financial strength of these borrowers. While no specific trends or significant deterioration in the overall portfolio quality has been identified, management is monitoring increases in delinquencies closely.

     Management is unaware of any loans which are classified for regulatory purposes that represent or result from trends or uncertainties that will materially impact future operating results, liquidity, or capital resources and that are not included in the nonperforming and potential problem loans described above.

                           ANALYSIS OF LOAN LOSS DATA
                            AS OF DECEMBER 31, 1996

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1995
                                                              ------    -----
Allowance for loan losses
Balance, beginning of year..................................  $  827    $ 699
Provision charged to expense................................     640      206
Loans charged off:
  Commercial................................................      65       27
  Installment...............................................      59       40
  Other personal and business...............................      19       18
                                                              ------    -----
                                                                 143       85
                                                              ------    -----
Recoveries:
  Commercial................................................      14       --
  Installment...............................................      31        5
  Other personal and business...............................       2        2
                                                              ------    -----
                                                                  47        7
                                                              ------    -----
          Net charge-offs...................................      96       78
                                                              ------    -----
Balance, end of year........................................  $1,371    $ 827
                                                              ======    =====
Ratios:
  Allowance for loan losses as a percent of year end
     loans..................................................    1.35%    1.07%
                                                              ======    =====
  Net charge-offs to average loans..........................    0.10%    0.11%
                                                              ======    =====

  Other Real Estate Owned

     Other real estate owned represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on real estate mortgage loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is valued at the lower of cost or fair value less estimated costs to sell.

     As of December 31, 1996, the Company was carrying two properties as other real estate owned. They consisted of a commercial condominium property, of which was sold in January 1997, and residential lots. There were no other transactions in other real estate owned during 1996. There were no properties held as other real estate owned at year end 1995.

                       CHANGES IN OTHER REAL ESTATE OWNED

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1995
                                                              ----     -----
Beginning balance...........................................  $--      $ 217
Foreclosure.................................................   29         --
Deed in lieu of foreclosure.................................   24         --
Sales.......................................................   --       (217)
                                                              ---      -----
Ending balance..............................................  $53      $  --
                                                              ===      =====

                    DISTRIBUTION OF OTHER REAL ESTATE OWNED

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1995
                                                              ----     -----
Undeveloped residential lots................................  $24         --
Commercial property.........................................   29         --
                                                              ---      -----
                                                              $53         --
                                                              ===      =====

CAPITAL RESOURCES
(Share data not in thousands)

     A strong capital base that can sustain asset growth over time and absorb losses, should the need arise, is a primary goal of the Company. At December 31, 1996, the Company had total shareholders' equity of $10,226, an increase of $1,271 over 1995. The increase is primarily from the addition of $1,230 in after tax income for the year ended December 31, 1996. The reduction of unrealized losses in investment securities available for sale from $163 to $152 in accordance with FAS No. 115 and the issuance of 3,372 shares of common stock as the result of the exercise of options and warrants during 1996 accounted for increases to capital of $11 and $32, respectively.

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

     The ratios for each category are as follows:

                                                          TOTAL        TIER 1
                                                        RISK-BASED   RISK-BASED   LEVERAGE
                                                          RATIO        RATIO        RATIO
                                                        ----------   ----------   ---------
Well capitalized......................................   10.00%        6.00%        5.00%
Adequately capitalized................................  8.00-9.99    4.00-5.99    4.00-4.99
Undercapitalized......................................  6.00-7.99    3.00-3.99    3.00-3.99
Significantly undercapitalized........................    <6.00        <3.00      2.01-2.99
Critically undercapitalized...........................     --           --          2.00

     The following table discloses the regulatory capital for the Bank as of December 31, 1996 and December 31, 1995:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
CAPITAL:
Tier 1 capital..............................................    $  9,784       $  8,508
Tier 2 capital..............................................       1,065            827
                                                                --------       --------
  Total capital.............................................      10,849          9,335
                                                                --------       --------
Total adjusted assets.......................................    $129,364       $114,059
                                                                ========       ========
Risk-weighted assets........................................    $ 85,174       $ 72,071
                                                                --------       --------
RATIOS:
Leverage ratio..............................................       7.56%          7.56%
                                                                --------       --------
  Tier 1 capital to risk-weighted assets....................       11.49          11.80
  Tier 2 capital to risk-weighted assets....................        1.25           1.15
                                                                --------       --------
Total capital to risk-weighted assets.......................       12.74          12.95
                                                                --------       --------

     The Bank does not anticipate any difficulty in meeting these requirements in the foreseeable future. Based on these regulations, management believes the Bank is classified as "well capitalized".

OTHER INFORMATION
(not in thousands)

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

     The Board of Directors of the Company considers earnings, capital requirements, regulatory dividend limitations, financial condition of the Company, and other relevant factors in determining the payment of dividends to shareholders. Cash dividends paid in 1994 and 1993 were 30.0 cents and 10.0 cents per share. In 1995 and 1996, cash dividends were not declared, however a 10% stock dividend was declared and distributed in each year.

  Effects of Inflation and Changing Prices

     The financial statements and related financial date presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the relative purchasing power of money, over time, due to inflation. See Note (15) to the consolidated Financial Statements for a description of the effects of SFAS 107 on the estimated fair value of financial instruments.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general level of inflation. However, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, an likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report -- KPMG Peat Marwick LLP.......   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Earnings.........................   38
Consolidated Statements of Shareholders' Equity.............   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Port St. Lucie National Bank Holding Corp.:

     We have audited the accompanying consolidated balance sheets of Port St. Lucie National Bank Holding Corp. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Port St. Lucie National Bank Holding Corp. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective October 1, 1995, the Company changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.

                                                  KPMG Peat Marwick LLP

February 19, 1997
West Palm Beach, Florida

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1996        1995
                                                              --------    --------
                                      ASSETS
Cash and due from banks.....................................  $  5,018    $  4,051
Federal funds sold..........................................     4,400       4,200
Investment securities available for sale....................    10,757      17,260
Loans held for sale, net of deferred loan origination fees
  (estimated market value of $3,613 in 1996 and $5,919 in
  1995).....................................................     3,556       5,835
Investment securities held to maturity (estimated market
  values of $3,634 in 1996 and $3,947 in 1995)..............     3,612       3,897
Loans.......................................................   101,270      77,498
Less: Allowance for loan losses.............................    (1,371)       (827)
       Net deferred loan origination fees and costs.........       (99)        (76)
                                                              --------    --------
       Net loans............................................    99,800      76,595
Other real estate owned.....................................        53          --
Premises and equipment, net.................................     1,103       1,181
Other assets................................................     1,794       1,514
                                                              --------    --------
          Total assets......................................  $130,093     114,533
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
     Noninterest bearing demand.............................  $ 19,582      20,011
     Interest bearing:
       Demand...............................................    13,149       7,996
       Money market.........................................     5,673       5,680
       Savings..............................................    25,221      21,117
       Time.................................................    55,111      49,429
                                                              --------    --------
          Total deposits....................................   118,736     104,233
Other liabilities...........................................     1,131       1,345
                                                              --------    --------
          Total liabilities.................................   119,867     105,578
                                                              --------    --------
Shareholders' Equity:
  Common stock, $0.01 par value, authorized 10,000,000
     shares; issued and outstanding 742,840 shares in 1996
     and 672,352 shares in 1995.............................         7           7
  Additional paid-in capital................................     8,401       7,027
  Retained earnings.........................................     1,970       2,084
  Unrealized gains (losses) on investment securities
     available for sale (net of applicable income taxes)....      (152)       (163)
                                                              --------    --------
          Total shareholders' equity........................    10,226       8,955
                                                              --------    --------
          Total liabilities and shareholders' equity........  $130,093    $114,533
                                                              ========    ========

          See accompanying notes to Consolidated financial statements.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1996       1995       1994
                                                              ------     ------     ------
INTEREST INCOME:
Loans, including fees:
  Taxable loans.............................................  $7,952     $5,939     $3,611
  Tax-exempt loans..........................................      --         37         41
Loans held for sale.........................................     293        212        216
Investment securities:
  Taxable investment securities.............................      43        402        335
  Tax-exempt investment securities..........................     158        162        149
Investment securities available for sale....................     817      1,188      1,331
Federal funds sold..........................................     190        169         37
                                                              ------     ------     ------
          Total interest income.............................   9,453      8,109      5,720
INTEREST EXPENSE:
Deposits....................................................   4,318      4,114      2,049
Other.......................................................      14         50        113
                                                              ------     ------     ------
  Total interest expense....................................   4,332      4,164      2,162
                                                              ------     ------     ------
  Net interest income.......................................   5,121      3,945      3,558
Provision for loan losses...................................     640        206        163
                                                              ------     ------     ------
  Net interest income after provision for loan losses.......   4,481      3,739      3,395
                                                              ------     ------     ------
NONINTEREST INCOME:
Service charge on deposit accounts..........................     623        578        421
Gain on sale of loans held for sale.........................     564        323         49
(Loss) gain on sale of investment securities available for
  sale......................................................       4        (59)        12
(Loss) gain on sale of real estate owned....................      --        (13)         6
Other fees for customer services............................     430        342        268
                                                              ------     ------     ------
          Total noninterest income..........................   1,621      1,171        756
                                                              ------     ------     ------
NONINTEREST EXPENSE:
Compensation and employee benefits..........................   2,101      1,690      1,194
Occupancy...................................................     371        304        211
Furniture and equipment.....................................     257        214        117
Other.......................................................   1,522      1,312      1,157
                                                              ------     ------     ------
          Total noninterest expense.........................   4,251      3,520      2,679
                                                              ------     ------     ------
Income before income taxes..................................   1,851      1,390      1,472
Income tax expense..........................................     621        443        471
                                                              ------     ------     ------
NET INCOME..................................................  $1,230     $  947     $1,001
                                                              ======     ======     ======
Net income per common and common equivalent shares:
  Primary...................................................  $ 1.43     $ 1.16     $ 1.28
  Fully diluted.............................................    1.42       1.15       1.27
Average common and equivalent shares outstanding:
  Primary...................................................     863        814        787
  Fully diluted.............................................     868        822        792

          See accompanying notes to Consolidated financial statements.

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                                   UNREALIZED
                                                                                 GAINS (LOSSES)
                                                                                 ON INVESTMENT
                                        COMMON STOCK     ADDITIONAL                SECURITIES         TOTAL
                                       ---------------    PAID IN     RETAINED     AVAILABLE      SHAREHOLDERS'
                                       SHARES   AMOUNT    CAPITAL     EARNINGS      FOR SALE         EQUITY
                                       ------   ------   ----------   --------   --------------   -------------
Balance at December 31, 1993.........   607      $ 6       $6,125     $ 1,175        $ 110           $ 7,416
  Exercised options..................     3       --           40          --           --                40
  Dividends paid.....................    --       --           --        (184)          --              (184)
  Net income.........................    --       --           --       1,001           --             1,001
  Unrealized gains on investment
     securities available for sale,
     net of tax......................    --       --           --          --         (882)             (882)
                                        ---      ---       ------     -------        -----           -------
Balance at December 31, 1994.........   610        6        6,165       1,992         (772)            7,391
  Exercised options and warrants.....     1       --            8          --           --                 8
  10% common stock dividend..........    61        1          854        (855)          --                --
  Net income.........................    --       --           --         947           --               947
  Unrealized gains on investment
     securities available for sale,
     net of tax......................    --       --           --          --          609               609
                                        ---      ---       ------     -------        -----           -------
Balance at December 31, 1995.........   672        7        7,027       2,084         (163)            8,955
  Exercised options and warrants.....     4       --           32          --           --                32
  10% common stock dividend..........    67       --        1,342      (1,344)          --                (2)
  Net income.........................    --       --           --       1,230           --             1,230
  Unrealized gains on investment
     securities available for sale,
     net of tax......................    --       --           --          --           11                11
                                        ---      ---       ------     -------        -----           -------
Balance at December 31, 1996.........   743      $ 7       $8,401     $ 1,970        $(152)          $10,226
                                        ===      ===       ======     =======        =====           =======

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                1996          1995          1994
                                                              --------      --------      --------
Cash flow from operating activities:
  Net income................................................  $  1,230      $    947      $  1,001
  Adjustments to reconcile net income to net cash provided
    (used) from operating activities:
    Provision for loan losses...............................       640           206           163
    Depreciation............................................       227           198           131
    Amortization of organization costs......................        --            --             6
    Loss (gain) on sale of investment securities available
      for sale..............................................        (4)           59           (12)
    Deferred loan origination fees and costs, net of
      amortization..........................................        23          (111)          142
    Purchase of loans held for sale.........................   (40,434)      (39,065)      (53,152)
    Origination of loans held for sale......................   (36,687)      (16,716)       (2,053)
    Proceeds from the sale of loans held for sale...........    84,903        61,317        60,289
    Deferred income taxes...................................      (183)          (62)           90
    Increases in other assets...............................      (148)         (181)         (288)
    Increase (decrease) in other liabilities................      (175)         (176)           38
    Increase (decrease) in taxes payable....................       (56)          254          (195)
                                                              --------      --------      --------
         Net cash (used) provided from operating
           activities.......................................     9,336         6,670         6,160
                                                              --------      --------      --------
Cash flow from investing activities:
  Proceeds from maturities of investment securities held to
    maturity................................................       377         1,039            --
  Purchase of investment securities held to maturity........       (92)          (86)       (4,762)
  Purchase of investment securities available for sale......        --        (5,934)       (4,521)
  Proceeds from maturities of investment securities
    available for sale......................................     2,730         3,490         4,069
  Proceeds from sale of investment securities available for
    sale....................................................     3,862         9,253         7,077
  Loans originated, net of repayments.......................   (29,422)      (25,255)      (23,887)
  Purchase of premises and equipment........................      (158)         (414)         (195)
  Proceeds from sale of other real estate owned.............        --            88             8
                                                              --------      --------      --------
         Net cash used by investing activities..............   (22,703)      (17,819)      (22,211)
                                                              --------      --------      --------
Cash flow from financing activities:
  Net increase in deposit accounts..........................    14,503        17,550        14,911
  Decrease in federal funds purchased.......................        --          (900)          900
  Issuance of common stock..................................        33             8            40
  Dividends.................................................        --            --          (184)
  Fractional shares related to stock dividend...............        (2)           --            --
                                                              --------      --------      --------
         Net cash provided by financing activities..........    14,534        16,658        15,667
                                                              --------      --------      --------
         Net increase (decrease) in cash and cash
           equivalents......................................     1,167         5,509          (384)
Cash and cash equivalents at beginning of period............     8,251         2,742         3,126
                                                              --------      --------      --------
Cash and cash equivalents at end of period..................  $  9,418      $  8,251      $  2,742
                                                              ========      ========      ========
Supplemental disclosures:
  Cash paid during the period for:
    Income taxes............................................  $    867      $    236      $    576
    Interest................................................     4,439         4,193         2,139
  Noncash investment and financing activities:
    Reclassification of loans to other real estate owned....        53            --            90
    Assumption of liabilities in connection with acquisition
      of other real estated owned...........................        --            --           102
    Loans to facilitate the sale of other real estate
      owned.................................................        --           123            57
    Change in unrealized gain (loss) on investment available
      for sale, net of tax effect...........................        11           609          (882)
    Reclassification of investments held to maturity to
      investments available for sale........................        --         5,809            --
    Reclassification of loans to loans held for sale........     5,501            --            --

          See accompanying notes to consolidated financial statements.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

     Port St. Lucie National Bank Holding Corp. (the Company) is a one bank holding company whose subsidiaries consist of Port St. Lucie National Bank (the
Bank) and Spirit Mortgage Corp. (Spirit Mortgage).

     The Bank provides a wide range of banking services to individual and corporate customers primarily in St. Lucie County, Florida. The Bank is subject to competition from other financial institutions. Spirit Mortgage provides mortgage banking services inside the Bank's market and outside of the market in which the Bank operates. The Company, the Bank and Spirit Mortgage are subject to regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

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

     The majority of all of the Company's real estate loans and real estate owned are secured by real estate in St. Lucie and Martin Counties, Florida. Accordingly, the ultimate collectibility of the carrying amount of real estate loans and real estate owned is susceptible to changes in market conditions in St. Lucie and Martin Counties, Florida.

     Management believes the allowance for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

  Cash and Cash Equivalents

     The Company defines cash and cash equivalents as: cash on hand, amounts due from banks and Federal Reserve, and highly liquid investments purchased with a remaining maturity of three months or less at time of purchase, including federal funds sold.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Recoveries of amounts previously charged-off are credited to the allowance. The allowance for loan losses is based on management's judgment after considering all known and inherent risks in the portfolio diversification and size within the loan portfolio, status and level of non-performing assets, past and expected loss experience, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the market.

     The Bank adopted the provisions of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," ("SFAS No. 114") on January 1, 1995. SFAS No. 114 did not have a significant impact on financial condition or results of operations upon adoption. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of collateral. Impairment losses and changes in estimates to the impairment losses are included in the allowance for loans losses through a provision or credit for loan losses. The Bank recognized interest income on impaired loans on a cash basis.

  Loan Origination and Commitment Fees

     Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the term of the related loans as a yield adjustment using the level-yield method (loan-by-loan basis). Amortization of deferred fees and costs is discontinued when collectibility of the related loan is deemed uncertain. Fees and direct loan origination costs for unexercised commitments are recognized in income upon expiration of the commitment.

  Mortgage Servicing Rights, Net

     During May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an amendment of SFAS No. 65," ("SFAS No. 122").

     Effective October 1, 1995, the Company elected to adopt early SFAS 122 which requires the recognition, as a separate asset, of the right to service mortgage loans for others. The Company acquires mortgage servicing

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rights through the origination of mortgage loans, and the Company sells or securities those loans with servicing rights retained. Under SFAS 122, the Company allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value.

     Under SFAS 122, the Company assesses its capitalized mortgage servicing rights for impairment based on the fair value of those rights as of the year ended December 31. The portfolio is stratified by two predominant risk characteristics: loan type and fixed versus variable interest rate. Impairment, if any, is recognized through a valuation allowance for each impaired stratum. No valuation allowance was considered necessary for fiscal years 1996 and 1995. Mortgage servicing rights are amortized in proportion to, and over the period of, the estimated net future servicing income.

     Prior to October 1, 1995, the Company had not purchased the rights to service loans and consequently, had not recognized mortgage servicing rights as an asset. The impact on earnings upon adoption was pretax approximately $105.

  Loans Held for Sale

     Loans held for sale in the secondary market are carried at the lower of cost or estimated aggregate market value.

  Investment Securities

     The Bank classifies securities into three categories. Debt securities that the Bank has the positive intent and ability to hold to maturity are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses included in earnings. All other debt and equity securities are considered available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects). Permanent impairment of securities is charged to the consolidated statement of earnings. Gains and losses on the sale of securities available for sale are determined by the specific identification method.

     On November 15, 1995, the Financial Accounting Standards Board (FASB) issued Special Report No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Special Report). Pursuant to the Special Report, the Bank was permitted to conduct a one-time reassessment of the classifications of all securities held at that time. Any reclassifications from the held to maturity category made in conjunction with that reassessment would not call into question an enterprise's intent to hold other debt securities to maturity in the future. The Bank undertook such a reassessment and, effective December 1, 1995, certain securities then classified as held to maturity were reclassified as available for sale. On the effective date of the reclassification, the securities transferred had a carrying value of $5,809, and an estimated fair value of $5,821, resulting in a net increase to stockholder's equity for the unrealized gains of $8, after deducting applicable income taxes of $4.

  Other Real Estate Owned

     Real estate acquired through foreclosure and deed in lieu of foreclosure is recorded at the lower of cost or fair value minus estimated costs to sell. Sales are recorded at closing and profit recognized when down payment and other profit recognition criteria are met in accordance with SFAS No. 66, "Accounting for Sales of Real Estate".

     Valuations of real estate owned are periodically performed by management through current appraisals and if the carrying value of a property exceeds fair value less estimated costs to sell, an allowance is established by a charge to operations. The amounts the Bank could ultimately recover from loans foreclosed could differ

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

materially from amounts used in arriving at the net carrying value of the asset because of market factors beyond the Company's control or changes in the Company's strategy for recovering its investments.

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

     In 1995, the FASB issued Statement of Financial Accounting Standard SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangible to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of FAS 121 did not have a material effect on Consolidated Balance Sheet or Consolidated Statement of Earnings upon adoption on January 1, 1996.

  Income Taxes

     The Company files a consolidated Federal income tax return. The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted statutory rates expected to apply to taxable income. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     In February 1996, a 10% stock dividend was declared. All references to the number of shares of common stock and per share data in the financial statement have been adjusted to reflect the stock dividend on a retroactive basis, except shares authorized and outstanding on the consolidated balance sheets and statements of shareholders' equity.

  Stock Based Compensation

     On October 23, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement applies to all transactions in which an entity acquires goods or services by

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. Entities are allowed (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25"), or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the FAS 123 fair value based method, as is the Company's election, FAS 123 requires pro forma net income and earnings per share information as if the fair value based method has been adopted. The pro forma disclosures are not presented because options were not granted in 1996 and the impact under the fair value based method is not material to proforma earnings in 1995.

  Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and Extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provided accounting and reporting standards for transfers and servicing of financial assets and Extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

  Reclassification

     Certain amounts in 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(2) CASH AND DUE FROM BANKS

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

(3) INVESTMENT SECURITIES HELD TO MATURITY

     The amortized cost and estimated fair value of investment securities held to maturity are as follows:

                                                               DECEMBER 31, 1996
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
Municipal securities..........................   $2,971        $25           $4         $2,992
                                                 ------        ---           --         ------
          Total debt securities...............    2,971         25            4          2,992
Federal Home Loan Bank stock..................      491         --           --            491
Federal Reserve stock.........................      150         --           --            150
                                                 ------        ---           --         ------
          Total securities....................   $3,612        $25           $4         $3,633
                                                 ======        ===           ==         ======

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               DECEMBER 31, 1995
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
Municipal securities..........................   $3,348        $57           $7         $3,398
                                                 ------        ---           --         ------
          Total debt securities...............    3,348         57            7          3,398
Federal Home Loan Bank stock..................      399         --           --            399
Federal Reserve stock.........................      150         --           --            150
                                                 ------        ---           --         ------
          Total securities....................   $3,897        $57           $7         $3,947
                                                 ======        ===           ==         ======

     The amortized cost and estimated fair value of debt securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED COST    FAIR VALUE
                                                              --------------    ----------
Due within one year.........................................      $  220          $  222
Due after one year through five years.......................       1,980           1,991
Due after five years through ten years......................         535             535
Due after ten years.........................................         236             245
                                                                  ------          ------
                                                                  $2,971          $2,993
                                                                  ======          ======

     The interest and dividends on investment securities held to maturity for 1996, 1995 and 1994 are shown below:

                                                              1996    1995    1994
                                                              ----    ----    ----
Municipal securities........................................  $158    $162    $149
Federal Reserve & Federal Home Loan Bank Stock..............    43      38      28
U.S. Treasury securities....................................    --     192     204
Securities of other U.S. Government agencies................    --     172     103
                                                              ----    ----    ----
                                                              $201    $564    $484
                                                              ====    ====    ====

     There were no sale of investment securities held to maturity in 1996, 1995 or 1994. At December 31, 1996 and 1995, investment securities held to maturity with an amortized cost of $2,851 and $2,480, respectively, and a market value of $2,871 and $2,523, respectively, were pledged as collateral for municipal deposits.

     The Company became a member of the Federal Home Loan Bank of Atlanta (FHLB) in June 1993. As a requirement of membership, Federal Home Loan Bank stock of $491 has been purchased. As a result of membership in the FHLB, the Company was approved for $19,000 in aggregate borrowings collateralized by a blanket lien on the residential mortgage loan portfolio.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of the investment securities available for sale at December 31, 1996 and 1995, are as follows:

                                                               DECEMBER 31, 1996
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
Securities of other U.S. Government
  agencies....................................   $ 1,908       $--          $ 14       $ 1,894
Mortgage backed securities....................     2,421        15             7         2,429
Collateralized mortgage obligation............     2,864        18            52         2,830
Real estate mortgage investment conduits......     3,808        --           204         3,604
                                                 -------       ---          ----       -------
          Total securities....................   $11,001       $33          $277       $10,757
                                                 =======       ===          ====       =======

                                                               DECEMBER 31, 1995
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
U.S. Treasury securities......................   $ 3,807       $16          $  8       $ 3,815
Securities of other U.S. Government
  agencies....................................     3,059        12            17         3,054
Mortgage backed securities....................     2,842        12             8         2,846
Collateralized mortgage obligation............     3,288        15            74         3,229
Real estate mortgage investment conduits......     4,525        --           209         4,316
                                                 -------       ---          ----       -------
          Total securities....................   $17,521       $55          $316       $17,260
                                                 =======       ===          ====       =======

     The amortized cost and estimated fair value of debt securities available for sale at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
Due after one year through five years.......................   $ 1,908    $ 1,894
                                                               -------    -------
Mortgage related securities.................................     9,093      8,863
                                                               -------    =======
                                                               $11,001    $10,757
                                                               =======    =======

     The interest and dividends on investment securities available for sale for 1996, 1995 and 1994 are shown on the following page:

                                                             1996     1995      1994
                                                             ----    ------    ------
U.S. Treasury securities...................................  $ 98    $   18    $  150
Securities of other U.S. Government agencies...............   129       432       536
Mortgage related securities................................   590       738       645
                                                             ----    ------    ------
                                                             $817    $1,188    $1,331
                                                             ====    ======    ======

     Proceeds from sales of investment securities available for sale were $3,862, $9,253 and $7,077 in 1996, 1995 and 1994, respectively. During 1996, $4 in gains were realized from the sale of investment securities available for sale. During 1995, $59 in losses were realized from the sale of investment securities available for sale. During 1994, $12 in gains were realized from the sale of investment securities available for sale.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1996 and 1995, investment securities available for sale with an amortized cost of $4,189 and $4,399, respectively, and a fair value of $4,175 and $4,388, respectively, were pledged as collateral for municipal deposits.

(5) LOANS

     An analysis of loans follows:

                                                                1996       1995
                                                              --------    -------
Real Estate:
  Construction..............................................  $  6,579    $ 4,952
  Loans on primary residences...............................    49,228     38,015
  Other.....................................................    17,768     12,665
  Commercial................................................    12,602     10,075
Loans to individuals:
  Installment...............................................    14,299     11,120
  Other personal and business...............................       794        671
                                                              --------    -------
                                                              $101,270    $77,498
                                                              ========    =======

     At December 31, 1996 and 1995, real estate-construction loans were comprised of $4,605 and $3,686, respectively, in single family residential loans and $1,974 and $1,266, respectively, in commercial real estate loans.

     An analysis of the allowance for loan losses follow:

                                                               1996     1995    1994
                                                              ------    ----    ----
Balance at beginning of year................................  $  827    $699    $618
Provision charged to expense................................     640     206     163
Loans charged-off...........................................    (143)    (85)    (86)
Recoveries..................................................      47       7       4
                                                              ------    ----    ----
          Balance at end of year............................  $1,371    $827    $699
                                                              ======    ====    ====

     At December 31, 1996, there were 28 impaired loans with a balance of $764 on nonaccrual. No specific allowances have been provided for these loans. The average net recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was $529 and $371, respectively. Interest income of $30 and $13 for the years ended December 31, 1996 and 1995 was recognized on impaired loans during the period of impairment. Loans on nonaccrual status at December 31, 1996 had interest due but not recognized of approximately $40. At December 31, 1995 there were 13 loans with a balance of $405 on nonaccrual. During the fourth quarter of 1996, the Company recorded a provision for loan losses aggregating $400.

     Interest income on tax exempt loans aggregated approximately $37 in 1995, no interest income was earned on tax exempt loans in 1996.

     At December 31, 1996 and 1995, the Company was servicing a residential mortgage loan portfolio for the Federal National Mortgage Association (FNMA) totaling $35,794 and $38,124, respectively. In addition, at December 31, 1996 the Company began servicing a residential mortgage loan portfolio for private investors totaling $3,065.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) MORTGAGE SERVICING RIGHTS, NET

     The following is an analysis of the mortgage servicing rights, net:

                                                              1996   1995
                                                              ----   ----
Balance at beginning of year................................  $102   $ --
Origination of mortgage servicing rights....................    67    105
Amortization................................................   (25)    (3)
                                                              ----   ----
                                                              $144   $102
                                                              ====   ====

     The fair value of capitalized mortgage servicing rights was estimated using a discounted cash flow model. Prepayment speed projections and market assumptions regarding discount rate, servicing cost, escrow earnings credits, payment float and advance cost interest rates were determined from guidelines provided by a third-party mortgage servicing rights broker.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Mortgage servicing rights...................................  $   144    $   102
                                                              =======    =======
Unpaid principal balance of serviced loans for which
  mortgage servicing rights are capitalized.................  $15,053    $11,570
                                                              =======    =======

(7) OTHER REAL ESTATE OWNED

     Other real estate owned at December 31, 1996 and 1995 follows:

                                                              1996     1995
                                                              -----    -----
Commercial property.........................................  $  29    $  --
Undeveloped residential lot.................................     24       --
                                                              -----    -----
                                                              $  53    $  --
                                                              =====    =====

(8) PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Land........................................................  $  398    $  398
Land improvements...........................................      93        93
Building....................................................     129       128
Leasehold improvements......................................     289       276
Equipment and furniture.....................................   1,091     1,024
                                                              ------    ------
                                                               2,000     1,919
Less accumulated depreciation and amortization..............     897       738
                                                              ------    ------
                                                              $1,103    $1,181
                                                              ======    ======

     The Company, as of December 31, 1996, was obligated under various lease agreements with terms of five, seven and ten years for a portion of its operating facilities.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Minimum rental commitments under the lease agreements as of December 31, 1996 were as follows:

                  YEAR ENDING DECEMBER 31,                    AMOUNT
                  ------------------------                    ------
          1997..............................................   $165
          1998..............................................    166
          1999..............................................    102
          2000..............................................     54
          2001..............................................     47
          2002 and thereafter...............................    139
                                                               ----
                                                               $673
                                                               ====

     Rental expense under the lease agreements was $212, $177 and $105 for years 1996, 1995 and 1994, respectively.

(9) DEPOSITS

     Time deposits of $100 or more as of December 31, 1996 and 1995 aggregated $9,281 and $9,555, respectively. Interest expense on time deposits of $100 or more for 1996, 1995 and 1994 aggregated $528, $699 and $299, respectively.

(10) SHAREHOLDERS' EQUITY

(SHARE AND PER SHARE DATA NOT IN THOUSANDS)

     The Company has an employee incentive stock option plan which provides for the issuance of up to 64,130 shares of common stock. Options granted under the plan will have an exercise price of not less than fair market value at the date options first become exercisable and will be exercisable during a fixed term, not to exceed ten years after the grant date. In the event options under the plan are granted to an individual owning more than 10 percent of the Company's common stock, the option price will be 110 percent of fair market value at the date of grant and must be exercised within five years.

     The exercise of options is dependent upon certain annual limitations. In the event of employment termination, other than death, options expire after three months of termination.

     The ability of the Company to pay dividends to shareholders depends on the Company's profitability and other factors and is restricted by Federal banking regulations. As of December 31, 1996, the Company could distribute as dividends to shareholders as much as its retained earnings less dividends paid without prior approval from the Federal Reserve Bank. Within Federal banking regulations, the Company paid a cash dividend of 10.0 cents per share in March 1993, and 30.0 cents per share in March 1994. In February of 1995 and 1996, the Company issued a stock dividend in the amount of 10.0 percent.

     In connection with the initial common stock offering, organizers were granted warrants expiring in April 1999 to purchase 151,222.5 shares of common stock at $8.26 per share. The warrants are exercisable through April 1999. As of December 31, 1996, 743 warrants have been exercised.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's plan as of December 31, 1996, 1995, and 1994, and changes during the years ended on those dates is presented below:

                                                  1996                 1995                 1994
                                           ------------------   ------------------   ------------------
                                                    WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                     AVERAGE              AVERAGE              AVERAGE
                                           SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE
                                           (000)      PRICE     (000)      PRICE     (000)      PRICE
                                           ------   ---------   ------   ---------   ------   ---------
Outstanding at beginning of year.........  55,539    $ 9.42     50,215    $ 8.91     46,283    $ 8.72
Granted..................................       0        --      6,050     13.44      8,470     10.83
Exercised................................  (2,904)    10.18       (726)     8.68     (4,538)     8.72
                                           ------               ------               ------
Total outstanding at end of year.........  52,635     10.17     55,539      9.42     50,215      8.91
                                           ======               ======               ======
Options exercisable at year-end..........  51,728               46,090               37,250
                                           ======               ======               ======

     The following table summarizes information about options outstanding at December 31, 1996:

                 OPTIONS OUTSTANDING
-----------------------------------------------------     OPTIONS EXERCISABLE
                                WEIGHTED-               -----------------------
    RANGE                          AVG      WEIGHTED-                 WEIGHTED-
      OF           NUMBER       REMAINING      AVG        NUMBER         AVG
   EXERCISE      OUTSTANDING   CONTRACTUAL  EXERCISE    EXERCISABLE   EXERCISE
    PRICES       AT 12/31/96      LIFE        PRICE     AT 12/31/96     PRICE
--------------   -----------   -----------  ---------   -----------   ---------
  $ 8 to  9        38,115       2.3 years    $ 8.71       38,115       $ 8.71
   10 to 11         1,210          2.3        10.33        1,210        10.33
   12 to 14            --          --            --           --           --
15 to 17...        13,310          2.3        15.16       12,403        15.16
                   ------                                 ------
                   52,635          2.3        10.38       51,728        10.38
                   ======                                 ======

(11) INCOME TAXES

     Income tax expense (benefit) consists of:

                                                              CURRENT   DEFERRED   TOTAL
                                                              -------   --------   -----
1996:
  Federal...................................................   $712      $(157)    $555
  State.....................................................     92        (26)      66
                                                               ----      -----     ----
                                                               $804       (183)     621
                                                               ====      =====     ====
1995:
  Federal...................................................    448        (53)     395
  State.....................................................     57         (9)      48
                                                               ----      -----     ----
                                                               $505      $ (62)    $443
                                                               ====      =====     ====
1994:
  Federal...................................................    325         76      401
  State.....................................................     56         14       70
                                                               ----      -----     ----
                                                               $381      $  90     $471
                                                               ====      =====     ====

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% for 1996, 1995 and 1994 to pre-tax income as shown on following table.

                                                              1996    1995    1994
                                                              ----    ----    ----
Computed "expected" tax expense.............................  $629    $473    $500
Reduction in income taxes resulting from:
  Tax-exempt interest income, net...........................   (46)    (51)    (65)
State income taxes, net of federal income tax benefit.......    44      32      46
Other, net..................................................    (6)    (11)    (10)
                                                              ----    ----    ----
                                                              $621    $443    $471
                                                              ====    ====    ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                              1996    1995
                                                              ----    ----
Deferred tax assets:
  Loans receivable, principally due to difference in
     allowance for loan loss................................  $456    $269
  Unrealized loss on securities available for sale..........    92      98
  Other.....................................................    60      57
                                                              ----    ----
  Total gross deferred tax assets...........................   608     424
     Less valuation allowance...............................    --      --
                                                              ----    ----
Deferred tax assets.........................................   608     424
                                                              ----    ----
Deferred tax liabilities:
  Premises and equipment, principally due to differences in
     depreciation...........................................    25      29
  Receivables, principally due to differences in recognizing
     income.................................................   201     184
  Other.....................................................    --      12
                                                              ----    ----
          Total gross deferred tax liabilities..............   226     225
                                                              ----    ----
  Net deferred tax assets...................................  $382    $199
                                                              ====    ====

(12) NONINTEREST EXPENSE

     Other expenses for 1996, 1995 and 1994 were as follows:

                                                            1996      1995      1994
                                                           ------    ------    ------
Data Processing..........................................  $  253    $  184    $  150
Advertising and public relations.........................     211       188       133
Professional fees........................................     202       165       151
Stationary, supplies and printing........................     118       119        80
Postage and freight......................................      99        81        57
Other real estate owned..................................       6        12         7
FDIC insurance...........................................       2        95       161
Miscellaneous expense....................................     631       468       418
                                                           ------    ------    ------
                                                           $1,522    $1,312    $1,157
                                                           ======    ======    ======

(13) RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of the Company and certain corporations and individuals related to such persons incurred indebtedness, in the form of loans, as customers. These loans were made on

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

     Following is a summary of activity during 1996 and 1995 for such loans:

                                                               1996      1995
                                                              ------    ------
Outstanding loans at the beginning of the year..............  $1,423    $1,164
Loan originations...........................................     431       727
Repayments..................................................    (534)     (468)
                                                              ------    ------
Outstanding loans at the end of the year....................  $1,320    $1,423
                                                              ======    ======

     Unused portions of lines of credit to directors, officers, or principal shareholders as of December 31, 1996 aggregated $679.

     During 1996 and 1995, the Company incurred $14 and $16, respectively, in expense to a law firm in which a director is of counsel to the firm. In addition, the law firm represents the Bank at certain mortgage loan closings with the firm's fees being paid by the borrower.

     The Company leases its main office facility from a corporation controlled by a director. The annual rental amounts were $87, $85 and $82 for 1996, 1995 and 1994, respectively.

     In 1991, the Company adopted a non-qualified deferred compensation plan which provides both death and retirement benefits to certain directors. The plan is unfunded but partially insured. The Company purchases and pays premiums for life insurance policies on the lives of the participants, with the Company as beneficiary. These premiums are paid from compensation deferred by the participants. Expense recognized under the plan was $21 for 1996, $25 for 1995 and $22 for 1994.

(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     The following summarizes these instruments at December 31, 1996 and 1995:

                                                               1996       1995
                                                              -------    -------
Financial instruments whose credit risk is represented by
  contract amount:
  Commitments to extend credit..............................  $12,199    $13,041
  Standby letters of credit.................................      157        297
                                                              -------    -------
                                                              $12,356    $13,338
                                                              =======    =======

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party and are normally issued in support of private borrowing. Most standby letters of credit expire in 1997. The credit risk involved in issuing letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers. Unless the standby letters of credit are unsecured, the Company requires 100% of the standby letters of credit to be collateralized.

(15) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     For adjustable rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. The Company's interest rate risk is considered insignificant since the majority of the Company's adjustable rate loans are based on prime rates or one year Constant Maturity Treasuries ("CMT") rates and adjust monthly or generally not greater than one year.

Under SFAS 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand at December 31, 1996. The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using alternative borrowing rates adjusted for maintenance and insurance costs.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents information for the Company's financial instruments at December 31, 1996:

                                                                DECEMBER 31, 1996
                                                              ---------------------
                                                              CARRYING       FAIR
                                                               AMOUNT       VALUE
                                                              --------     --------
Financial assets:
  Cash and due from banks...................................  $  5,018     $  5,018
  Federal funds sold........................................     4,400        4,400
  Debt instruments securities available for sale............    10,757       10,757
  Investment securities held to maturity....................     3,612        3,634
  Loans receivable..........................................    99,800      100,289
Financial liabilities:
  Deposits..................................................   118,736      118,862

     The contract amounts and related fees with respect to the Company commitments to extend credit, standby letters of credit, and financial guarantees approximate fair value (see Note 14 for the contractual amounts of the Company's financial instrument commitments).

(16) REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administrated by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are shown in the following table. Consolidated capital ratios are in excess of the Bank's capital ratios.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

BANK ONLY

                                                                                            TO BE WELL
                                                                     FOR CAPITAL         CAPITALIZED UNDER
                                                                      ADEQUACY           PROMPT CORRECTIVE
                                                  ACTUAL              PURPOSES           ACTION PROVISIONS
                                              ---------------    -------------------    -------------------
                                              AMOUNT    RATIO    AMOUNT        RATIO    AMOUNT        RATIO
                                              -------   -----    ------        -----    ------        -----
AS OF DECEMBER 31, 1996
Total Capital (to risk-weighted assets).....  $10,849   12.74    $6,814  >    $8.00%    $8,517  >    $10.00%
                                                                         -                      -
Tier 1 Capital (to risk-weighted assets)....    9,784   11.49     3,407  >    $4.00      5,110  >    $ 6.00
                                                                         -                      -
Tier 1 Capital (to average assets)..........    9,784    7.98     4,903  >    $4.00      6,129  >    $ 5.00
                                                                         -                      -
AS OF DECEMBER 31, 1995

Total Capital (to risk-weighted assets).....  $ 9,335   12.95    $5,766  >    $8.00     $7,207  >    $10.00
                                                                         -                      -
Tier 1 Capital (to risk-weighted assets)....    8,508   11.81     2,883  >    $4.00      4,324  >    $ 6.00
                                                                         -                      -
Tier 1 Capital (to average assets)..........    8,508    7.56     4,449  >    $4.00      5,561  >    $ 5.00
                                                                         -                      -

     The Leverage Ratio is also a capital measure used by all federal banking agencies to determine whether a bank is considered well capitalized. The ratio compares total capital to total assets and establishes a minimum range of 3%-5% under specific circumstances. At year end 1996 and 1995 the Bank's Leverage Ratios were 7.56% and 7.46, respectively.

     The ability of the Company to pay cash dividends to it's shareholder's depends primarily on the earnings of the Bank and the Bank's ability to pay cash dividends to the Company. The Company is entitled to receive dividends as and when declared by the Board of Directors of the Bank out of funds legally available therefor, subject to the restrictions set forth in the National Bank Act. Section 56 of the National Bank Act states that no dividends will be paid in an amount greater than the Bank's undivided profits (as each term is defined under the National Bank Act).

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

(17) SUBSEQUENT EVENTS

     On February 19, 1997, Seacoast Banking Corporation of Florida (Seacoast) and the Company entered into a definitive agreement to merge the two companies. The agreement calls for the exchange 900,000 shares of Seacoast Class A common stock for the stock of the Company and all outstanding common stock warrants and options. It is intended that the transaction qualify for the pooling of interest method of accounting for business combinations. The Seacoast headquarters and name would survive. The agreement, after receiving regulatory and stockholder approval, is to be consummated no later than August 31, 1997. There are no assurances that the transaction will be consummated.

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(18) PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
     (Parent Company only)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996       1995
                                                              -------    ------
CONDENSED BALANCE SHEETS:
Assets:
  Cash......................................................  $    --    $    3
  Cash in subsidiary bank...................................       12       166
  Investment in subsidiary bank.............................    9,632     8,345
  Investment in subsidiary mortgage company.................       76        54
  Premises and equipment, net...............................      454       461
  Other assets..............................................      204        10
                                                              -------    ------
                                                              $10,378    $9,039
                                                              =======    ======
Liabilities:
  Other liabilities.........................................      152        84
  Shareholders' equity......................................   10,226     8,955
                                                              -------    ------
                                                              $10,378    $9,039
                                                              =======    ======

                                                                   FOR YEARS ENDED
                                                              --------------------------
                                                               1996      1995      1994
                                                              ------    ------    ------
CONDENSED STATEMENT OF INCOME:
Income:
  Interest on deposits in subsidiary bank...................  $    5    $    5    $    9
  Other.....................................................      30        30        30
                                                              ------    ------    ------
                                                                  35        35        39
Expenses:
  Other.....................................................     160       146       127
                                                              ------    ------    ------
                                                                 160       146       127
                                                              ------    ------    ------
Loss before income taxes and equity in income of
  subsidiaries..............................................    (125)     (111)      (88)
Income tax benefit..........................................      56        42        33
                                                              ------    ------    ------
Loss before equity in income of subsidiaries................     (69)      (69)      (55)
Equity in income of subsidiary mortgage company.............      22         4        --
Equity in income of subsidiary bank.........................   1,277     1,012     1,056
                                                              ------    ------    ------
Net income..................................................  $1,230    $  947    $1,001
                                                              ======    ======    ======

                   PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                     FOR YEARS ENDED
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
CONDENSED STATEMENT OF CASH FLOWS:
Cash flows from operating activities:
  Net income................................................  $ 1,230    $   947    $ 1,001
  Adjustments to reconcile net income to net cash used by
     operating activities:
     Equity in income of subsidiary.........................   (1,277)    (1,012)    (1,056)
     Equity in income of mortgage company...................      (22)        (4)        --
     Other, net.............................................     (113)       135       (231)
                                                              -------    -------    -------
     Net cash provided (used by) operating activities.......     (182)        66       (286)
                                                              -------    -------    -------
Cash flows from investing activities:
  (Increase) decrease in deposits in subsidiary bank........      154        (77)       165
                                                              -------    -------    -------
  Net cash (used in) provided by investing activities.......      154        (77)       165
                                                              -------    -------    -------
Cash flows from financing activities:
  Proceeds of stock issuance................................       33          8         40
  Dividends received........................................       --         --        200
  Dividends paid............................................       (2)        --       (184)
                                                              -------    -------    -------
     Net cash provided by financing activities..............       31          8         56
                                                              -------    -------    -------
          Net increase (decrease) in cash...................        3         (3)       (65)
Cash at beginning of year...................................       (3)        --         65
                                                              -------    -------    -------
Cash at end of year.........................................  $    --    $    (3)   $    --
                                                              =======    =======    =======
Supplemental information:
  Cash paid during the period for:
     Income taxes...........................................  $   789    $   236    $   574

     The Company has a land lease agreement with the Bank for the property on which the Bank's branch office was constructed. The term of the lease is five years, terminating on December 1996, with rental fees totaling $30 in each of 1996, 1995 and 1994.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                      DIRECTORS WHOSE TERMS EXPIRE IN 1997

                                                                            SHARES      PERCENTAGE OF
                                                              DIRECTOR   BENEFICIALLY    OUTSTANDING
 NAME, AGE, AND BUSINESS EXPERIENCE DURING PAST FIVE YEARS     SINCE       OWNED(1)       SHARES(2)
 ---------------------------------------------------------    --------   ------------   -------------
Howard L. Bickford(3).......................................    1988      22,627.00          3.0%
  Mr. Bickford, age 73, has been a part-time real estate
  broker since 1989
Charles E. Bigge(4).........................................    1988      30,439.5           4.0%
  Mr. Bigge, age 66, has been owner and Chairman of the
  Board of Custom Air Systems, Inc., an air conditioning
  contractor in Port St. Lucie since 1974
Raymond L. Isenburg(5)......................................    1988      21,498.00          2.9%
  Mr. Isenburg, age 53, has been the Vice President of
  Applied Science and Technology at Indian River Community
  College since 1991. From 1986 to 1991, he was Dean of
  Vocational Education
George V. Weston(6).........................................    1991      43,014.75          5.7%
  Mr. Weston, age 65, has been President and sole owner of
  Marathon Abrasive Company, Inc. since 1970. Marathon
  Abrasive Company manufactures grinding wheels for use in
  the steel industry

                      DIRECTORS WHOSE TERMS EXPIRE IN 1998

                                                                            SHARES      PERCENTAGE OF
                                                              DIRECTOR   BENEFICIALLY    OUTSTANDING
 NAME, AGE, AND BUSINESS EXPERIENCE DURING PAST FIVE YEARS     SINCE       OWNED(1)       SHARES(2)
 ---------------------------------------------------------    --------   ------------   -------------
Jeffrey S. Furst(7).........................................    1988      50,275.00          6.5%
  Mr. Furst, age 52, is Chairman of the Board of Directors
  of the Company and the Bank, and a real estate broker and
  part owner of Century 21 The Real Estate Center since 1987
Harold H. Goldman(8)........................................    1988      38,447.15          5.0%
  Mr. Goldman, age 65, is a retired attorney and was
  formerly the senior partner in the law firm of Goldman,
  Bruning & Mildner, P.A. in Port St. Lucie since 1975. Mr.
  Goldman serves as Bank Secretary
J. Hal Roberts, Jr.(9)......................................    1988      56,591.00          7.3%
  Mr. Roberts, age 48, has served as President and Chief
  Executive Officer of the Company since April 1988 and of
  the Bank since its inception

                      DIRECTORS WHOSE TERMS EXPIRE IN 1999

                                                                            SHARES      PERCENTAGE OF
                                                              DIRECTOR   BENEFICIALLY    OUTSTANDING
 NAME, AGE, AND BUSINESS EXPERIENCE DURING PAST FIVE YEARS     SINCE       OWNED(1)       SHARES(2)
 ---------------------------------------------------------    --------   ------------   -------------
Christopher E. Fogal(10)....................................    1988      24,200.00          3.2%
  Mr. Fogal, age 45, is a certified public accountant who is the managing partner of Fogal, Lynch, Johnson, Long & Co., a St. Lucie County accounting firm formed in 1990
Ellen J. Guterl(11).........................................    1988      24,200.00          3.2%
  Ms. Guterl, age 56, Vice Chairperson of the Board of
  Directors of the Company and of Port St. Lucie National
  Bank (the "Bank"), has been employed since 1979 as an
  officer for several privately owned real estate companies, including Tropical Homes Construction, Inc., of which she
  is President
Joe Marinaro(12)............................................    1990      17,883.00          2.4%
  Mr. Marinaro, age 66, has been President and sole owner of
  Atlantic Fruit Company since 1985. Atlantic Fruit Company
  is a wholesale broker for fruit and vegetables.

                            OTHER EXECUTIVE OFFICER

                                                                            SHARES      PERCENTAGE OF
                                                              DIRECTOR   BENEFICIALLY    OUTSTANDING
 NAME, AGE, AND BUSINESS EXPERIENCE DURING PAST FIVE YEARS     SINCE       OWNED(1)       SHARES(2)
 ---------------------------------------------------------    --------   ------------   -------------
Randall A. Ezell(13)........................................    1988       19,930.00         2.6%
  Mr. Ezell, age 46, has been the Senior Vice President and
  Chief Financial Officer of the Company since October 1988, and the Chief Financial Officer of the Bank since April 3,
  1989, and Executive Vice President of the Bank since April
  1, 1995
All Directors and Executive Officers as a group (11
  persons)(3-13)............................................              349,092.00        39.0%

---------------

 1. Includes the number of shares that could be purchased by exercise of Company warrants ("Warrants") or Options ("Options") presently exercisable or exercisable within 60 days from March 1, 1996. The shares that could be purchased by exercise of Warrants or Options reflect the stock dividends paid in 1995 and 1996 in accordance with the Form of Warrant and the Stock Option Plan. As a result, all shares beneficially owned reflect the two 10% stock dividends paid in 1995 and 1996.
 2. As required by SEC rules, any shares not outstanding which are subject to Warrants or Options are deemed to be outstanding to the extent exercisable within 60 days, for the purpose of computing the percentage of outstanding shares owned by a person, but are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by any other person.
 3. Includes 121 shares held directly, 11,979 shares held by a trust of which Mr. Bickford and his wife are the sole trustees for the benefit of Mr. Bickford's wife, and 10,527 Warrants.
 4. Includes 121 shares held directly, 1,415 shares held in his individual retirement account, 6,231 shares held by a trust of which Mr. Bigge is the sole trustee for the benefit of Mr. Bigge, and 605 shares held by a trust of which Mr. Bigge is the sole trustee for the benefit of the Custom Air Systems, Inc. Profit Sharing Plan; Mr. Bigge disclaims beneficial ownership of 605 of these shares. Also includes 6,231 shares held by a trust of which Mr. Bigge's wife is the sole trustee for the benefit of Mr. Bigge's wife, 1,125 shares held in his wife's individual retirement account and 14,701.5 Warrants.
 5. Includes 121 shares directly, 12,577 shares held jointly with his wife, and 8,800 Warrants.
 6. Includes 121 shares held directly, 36,632 shares held jointly with his wife and 6,261.75 Warrants.
 7. Includes 121 shares held directly, 6.050 shares held in his individual retirement account, 15,004 shares held jointly with his wife and 21,175 Warrants. Also includes 3,327 shares and 4,598 Warrants held by his wife, beneficial ownership of which is disclaimed by Mr. Furst.

 8. Includes 4,790 shares held directly, 15,104 shares held by his IRA and 18,553.15 Warrants.
 9. Includes 1,583 shares held directly, 13,857 held jointly with his wife, 4,821 held in his individual retirement account, and 635 shares held in his wife's individual retirement account, beneficial ownership of which is disclaimed by Mr. Roberts. Also includes 11,495 Warrants and 24,200 vested Options.
10. Includes 121 shares held directly, 11,979 shares held jointly with his wife, and 12,100 Warrants.
11. Includes 12,100 shares held directly and 12,100 Warrants.
12. Includes 121 shares held directly, 12,100 shares held jointly with his wife, 2,226 shares held in his individual retirement account, and 3,436 shares held by his wife's individual retirement account, beneficial ownership of which is disclaimed by Mr. Marinaro.
13. Includes 1,294 shares held jointly by Mr. Ezell and his wife, 5,929 shares held by his individual retirement account, 605 Warrants and 12,100 vested Options.

     To the Company's knowledge, which is based solely on a review of reports of changes in ownership of the Common Stock as received by the Company from each person who, at any time during 1996, was a director, executive office or beneficial owner of more than 10% of the Common Stock, the Company believes that only one person has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1996 or prior fiscal years. Mr. David W. Skiles, an executive officer of the Bank, failed to report on a timely basis his purchase of 747 shares of Common stock at the then market price of $21 per share on April 4, 1996. This has subsequently been reported through the Form 5 filing as of year end 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth a summary for the last three fiscal years of the cash and noncash compensation awarded to, earned by, or paid to, the Chief Executive Officer of the Company. No other executive officer exceeded the individual remuneration level of $100,000 to be included in this table as a highly compensated officer.

                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION
                                                         ------------------------------------------
                                                                                     OTHER ANNUAL
NAME AND PRINCIPAL POSITION                              YEAR    SALARY    BONUS    COMPENSATION(1)
---------------------------                              ----   --------   ------   ---------------
J. Hal Roberts, Jr.....................................  1996   $130,725   $2,931       $8,533
  President and Chief                                    1995    124,500    3,088        7,961
  Executive Officer                                      1994    118,125    6,793        7,591

---------------

(1) The amounts shown above as other annual compensation include director's fees earned by Mr. Roberts and expensed by the Company in the year shown as well as other items shown below. Mr. Roberts elected to defer a portion of the Bank related director's fees pursuant to the nonqualified deferred compensation plan discussed below:

                                                                        LIFE
                                                                      INSURANCE
                                              BANK       COMPANY     BENEFITS IN
                                           DIRECTOR'S   DIRECTOR'S    EXCESS OF      401K
DATE                                          FEES         FEES        $50,000     MATCHING   TOTAL
----                                       ----------   ----------   -----------   --------   ------
1996.....................................    $5,400        $650         $703        $1,780    $8,533
1995.....................................     5,400         -0-          693         1,868     7,961
1994.....................................     4,800         375          644         1,772     7,591

     All of the Company Directors are also Directors of the Bank. The fees for the Company Board meetings were $125 per meeting. There was a total of $6,475 paid for the Company Board meetings in 1996. The fees for the Bank Board meetings were $450 per meeting with the Chairman of the Board receiving a fee of $675 per meeting. All members were compensated for committee meetings at $100 per meeting. These fees aggregated $68,450 in 1996 and were recognized as an expense to the Bank. Effective January 1, 1997, fees for the Bank Board meetings were increased to $550 per meeting with the Chairman of the Board receiving $825 per meeting. All members will receive $250 per committee meeting.

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

     On March 15, 1990, the Company, the Bank and Mr. Roberts entered into a three-year employment agreement, which commenced on April 1, 1990, with an annual salary of $80,000 for the first year and annual salaries of $90,000 and $100,000 for the second and third years, respectively. In addition, Mr. Roberts was entitled to receive an additional 1,000 shares of Common Stock at the end of each year of the employment agreement. The Company also granted Options to Mr. Roberts which entitle him to purchase 20,000 shares of Common Stock under the Company's Stock Option Plan. The Options vested over a period of five years at the rate of 4,000 shares per year, commencing on April 3, 1989, and they expire on April 3, 1999. The exercise price for the Options is equal to the greater of
(a) the fair market value of the Common Stock on the date of vesting, or (b) $8.26 per share. The terms of the stock option plan discussed are prior to the stock dividends. The plan allows both the number of options and the exercise price to be adjusted to reflect any stock dividends. See further discussion of the Company Stock Option plan below.

     Mr. Roberts has continued to receive one-year extensions at each anniversary date on his three-year employment contract with progressively higher annual salary amounts. The most recent annual renewal of Mr. Roberts' contract was on April 1, 1996, at an annual salary of $132,300. A one-year extension of the contract will continue to be added at each anniversary upon satisfactory performance as determined by the Board of Directors. Mr. Roberts will be entitled to salary for the remaining terms of his contract at the then current level unless he voluntarily resigns or his termination is caused by death, a demand by a regulatory agency or his conviction of a crime relating to moral turpitude.

     The Company Stock Option Plan is authorized to grant options to such full-time employees of the Company (i.e., directors who are not employees are not eligible) who are deemed to have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company based on such factors as the Board or Compensation Committee may, in its discretion, deem appropriate. The Stock Option Plan permits the Board of Directors to issue options to purchase up to an aggregate of 64,130 shares of Common Stock. The minimum price at which any option may be exercised will be the fair market value of the Common Stock on the date of grant, except that the exercise price for any option granted to a person owning more than 10% of the Company's outstanding Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant. All Options granted under the Plan must be exercised within 10 years of the date of grant, except that Options granted to a person owning more than 10% of the Common Stock must be exercised within five years. To date, Options to purchase 62,883 shares of Common Stock have been awarded under the plan to key employees of the Company of which 50,820 Options were outstanding at March 1, 1997, and 9,983 have been exercised. The Options and shares reflect the 10% stock dividend declared February 15, 1996 and 1994. The Options to purchase shares are first exercisable as follows:

                                                                       EXERCISE PRICE
                                                              SHARES    PER OPTIONS
                                                              ------   --------------
Prior to 1990...............................................   7,260        8.26
1990........................................................   7,260        8.68
1991........................................................   7,260        8.68
1992........................................................   7,260        8.88
1993........................................................   7,260        9.09
1994........................................................   3,934       10,83
1995........................................................   5,746       13.44
1996........................................................   3,933       20.75
1997........................................................     907       *
                                                              ------
                                                              50,820

---------------

* Option price per share is determined by the greater of the fair market value of the Common Stock when the Options first become exercisable or $8.26 per share.

     The following table indicates the number of exercisable and unexercisable options held by the only executive officer meeting disclosure requirements at December 31, 1996. No options to purchase Common Stock by the executive officer were exercised in 1996. The Options shown reflect the two 10% stock dividends paid in 1995 and 1996.

                         FISCAL YEAR-END OPTION VALUES

                                         NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED OPTIONS AT FISCAL YEAR-END      VALUE OF UNEXERCISED IN-THE-
               NAME                         EXERCISABLE/UNEXERCISABLE          MONEY OPTIONS AT FISCAL YEAR-END
               ----                  ---------------------------------------   --------------------------------
J. Hal Roberts, Jr.................                24,200/-0-                            $345,600/-0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On March 1, 1997, the following persons owned, of record, or were known by the Company to own beneficially more than five percent of the Common Stock of the Company.

                                                          SHARES OWNED        SHARES        PERCENTAGE OF
                                                            DIRECTLY        ACQUIRABLE       OUTSTANDING
         NAME AND ADDRESS OF BENEFICIAL OWNER            OR INDIRECTLY*   WITHIN 60 DAYS       SHARES*
         ------------------------------------            --------------   ---------------   -------------
Jeffrey S. Furst(7)....................................       24,502         25,773              6.5%
  1161 SW Mirror Lake Cove, Port St. Lucie, Florida
Harold H. Goldman(8)...................................       19,894         18,553.15           5.0%
  1881 S. Irwin Road, Port St. Lucie, Florida
J. Hal Roberts, Jr.(9).................................       20,896         35,695              7.3%
  2401 Dade Road, Fort Pierce, Florida
George V. Weston(6)....................................       36,753          6,262.75           5.7%
  104 Toteka Circle, Jupiter, Florida

---------------

* Please refer to footnotes on pervious pages.

     For a discussion of the Company's directors' and officers' beneficial ownership of Company common stock, see response to Item 9 herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's directors, executive officers, nominees for directors and their immediate family and affiliates, including corporations and firms of which they are officers or in which they or their families have an ownership interest, are customers of the Company's principal subsidiary, the Bank. These persons, corporations and firms have had transactions in the ordinary course of business with the Bank, including borrowings of material amounts, all of which, in the opinion of the management, were made in substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. The Company expects the Bank to have such transactions on similar terms with its directors, executive officers and their affiliates in the future. The approximate total amount of such indebtedness at December 31, 1996, was $1,320,000. The largest aggregate amount of indebtedness outstanding to such persons, corporations, and firms as a group during 1996 was $1,862,000.

     The Bank's main office is located in premises leased from a corporation controlled by Harold H. Goldman, a director, at a current annual rental of $86,670. The Company has obtained a market study from an independent real estate appraiser which concludes that the rent paid under the lease is comparable to the prevailing rental rates in the Port St. Lucie area. The lease was for an initial term of five years which expired in 1994 and has been renewed for another five years with a rental increase. In the opinion of the management of the Company, the terms of the lease are comparable to those that could have been obtained had the property been leased from an unaffiliated person.

     In February 1992, the Bank entered into an agreement to lease additional space in the same building as the main office. The lease has a term of seven years and calls for an annual rental of $23,000 for the first two years, $25,000 for the third and fourth years, and $27,000 for the years thereafter. The Company performed an additional market study that indicates that the lease from the corporation Mr. Goldman controls was comparable to prevailing rental rates in the Port St. Lucie area. In the opinion of management of the Company, the terms of this lease are comparable to those that could have been obtained had the property been leased from an unaffiliated person.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference to documents previously filed by the Company with the Security and Exchange Commission:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2         --  Agreement and Plan of Merger, dated February 19, 1997, by and between Seacoast Banking Corporation of Florida and Port
               St. Lucie National Bank Holding Corp
 3.1       --  Articles of Incorporation and By-Laws of Port St. Lucie
               National Bank Holding Corp(1)
 3.2       --  Articles of Association and By-laws of Port St. Lucie
               National Bank(1)
 4         --  Form of Warrant(1)
10.1       --  Law and Finance Building Lease, dated April 11, 1988,
               between Law and Finance Building, Inc. and Port St. Lucie
               National Bank(1)
10.2       --  Letter of Understanding, dated February 11, 1988, between J.
               Hal Roberts, Jr. and the Organizers(1)
10.3       --  Option Agreement, dated May 23, 1988, between the Company and J. Hal Roberts, Jr.(1)
10.4       --  Employee Stock Option Plan(1)
10.5       --  Law and Finance Building Lease, dated January 23, 1990, between Law and Finance Building, Inc. and Port St. Lucie
               National Bank(2)
10.6       --  Employment Agreement, dated September 19, 1988, between
               Randall A. Ezell and Port St. Lucie National Bank(2)
10.7       --  Incentive Stock Option Agreement, dated September 22, 1988, between the Company and Randall A. Ezel1(2)
10.8       --  Contract for Sale and Purchase, dated December 8, 1989, between the Company and Hanover Properties, Inc.(2)
10.9       --  Letter Agreement, dated March 15, 1990, among J. Hal
               Roberts, Jr., Port St. Lucie National Bank Holding Corp. and
               Port St. Lucie National Bank(2)
10.10      --  Law and Finance Building Lease, dated May 1, 1991, between
               Law and Finance Building, Inc., and Port St. Lucie National
               Bank(3)
10.11      --  Law and Finance Building Lease, dated December 17, 1992, between Law and Finance Building, Inc. and Port St. Lucie
               National Bank(4)
10.12      --  Employment Agreement, dated February 18, 1993, between J.
               Hal Roberts, Jr. and Port St. Lucie National Bank(4)
10.13      --  Port St. Lucie National Bank Deferred Compensation Plan(4)
10.14      --  Employment Agreement dated February 4, 1994, between J. Hal
               Roberts, Jr. and Port St. Lucie National Bank(5)
10.15      --  Port St. Lucie National Bank Deferred Compensation Plan as
               amended June 17, 1993(5)
10.16      --  Renar Centre building lease, dated June 10, 1994, between
               Renar Development Company and Port St. Lucie National
               Bank(6)
10.17      --  Renar Centre building lease, dated November 1, 1994, between
               Renar Development Company and Port St. Lucie National
               Bank(6)
10.18      --  Employment Agreement, dated February 16, 1995, between J.
               Hal Roberts, Jr. and Port St. Lucie National Bank(6)
10.19      --  Employment Agreement, dated January 18, 1996, J. Hal
               Roberts, Jr. and Port St. Lucie National Bank(7)
10.20      --  Renar Centre building lease, dated February 8, 1996, between
               Port St. Lucie National Bank and Renar Development Company
21         --  Subsidiaries of the registrant
23         --  Consent of KPMG Peat Marwick LLP
27         --  Financial Data Schedule (for SEC use only)

---------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form S-18, (File No. 33-22692-A).
(2) Incorporated by reference to the exhibits filed with the Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-18514).
(3) Incorporated by reference to the exhibits filed with the Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-18514).
(4) Incorporated by reference to the exhibits filed with the Form 10-KSB for the fiscal year ended December 31, 1992 (Commission File No. 0-18514).
(5) Incorporated by reference to the exhibits filed with the Form 10-KSB for the fiscal year ended December 31, 1993 (Commission File No. 0-18514).
(6) Incorporated by reference to the exhibits filed with the form 10-KSB for the fiscal year ended December 31, 1994 (Commission File No. 0-18514).
(7) Incorporated by reference to the exhibits filed with the form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-18514).

     (b) Reports on Form 8-K.  No reports on Form 8-K in fourth quarter 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PORT ST. LUCIE NATIONAL BANK HOLDING
                                          CORP

                                          By:     /s/ J. HAL ROBERTS, JR.
                                            ------------------------------------
                                                    J. Hal Roberts, Jr.
                                               President and Chief Executive
                                                           Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ J. HAL ROBERTS, JR.                 President, Chief Executive
-----------------------------------------------------    Officer, and Director
                 J. Hal Roberts, Jr.                     (Principal Executive Officer)  March 20, 1997

              /s/ RANDALL A. EZELL SR.                 Vice President and Chief
-----------------------------------------------------    Financial Officer (Principal
                  Randall A. Ezell                       Accounting and Financial       March 20, 1997
                                                         Officer)

               /s/ HOWARD L. BICKFORD                  Director
-----------------------------------------------------
                 Howard L. Bickford                                                     March 20, 1997

                /s/ CHARLES E. BIGGE                   Director
-----------------------------------------------------
                  Charles E. Bigge                                                      March 20, 1997

              /s/ CHRISTOPHER E. FOGAL                 Director
-----------------------------------------------------
                Christopher E. Fogal                                                    March 20, 1997

                /s/ JEFFREY S. FURST                   Director
-----------------------------------------------------
                  Jeffrey S. Furst                                                      March 20, 1997

                /s/ HAROLD H. GOLDMAN                  Director
-----------------------------------------------------
                  Harold H. Goldman                                                     March 20, 1997

                 /s/ ELLEN J. GUTERL                   Director
-----------------------------------------------------
                   Ellen J. Guterl                                                      March 20, 1997

                                                       Director
-----------------------------------------------------
                 Raymond L. Isenburg

                  /s/ JOE MARINARO                     Director
-----------------------------------------------------
                    Joe Marinaro                                                        March 20, 1997

                /s/ GEORGE V. WESTON                   Director
-----------------------------------------------------
                  George V. Weston                                                      March 20, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2         --  Agreement and Plan of Merger, dated February 19, 1997, by and between Seacoast Banking Corporation of Florida and Port
               St. Lucie National Bank Holding Corp........................
 3.1       --  Articles of Incorporation and By-Laws of Port St. Lucie
               National Bank Holding Corp(1)...............................
 3.2       --  Articles of Association and By-laws of Port St. Lucie
               National Bank(1)............................................
 4         --  Form of Warrant(1)..........................................
10.1       --  Law and Finance Building Lease, dated April 11, 1988,
               between Law and Finance Building, Inc. and Port St. Lucie
               National Bank(1)............................................
10.2       --  Letter of Understanding, dated February 11, 1988, between J.
               Hal Roberts, Jr. and the Organizers(1)......................
10.3       --  Option Agreement, dated May 23, 1988, between the Company and J. Hal Roberts, Jr.(1)..................................
10.4       --  Employee Stock Option Plan(1)...............................
10.5       --  Law and Finance Building Lease, dated January 23, 1990, between Law and Finance Building, Inc. and Port St. Lucie
               National Bank(2)............................................
10.6       --  Employment Agreement, dated September 19, 1988, between
               Randall A. Ezell and Port St. Lucie National Bank(2)........
10.7       --  Incentive Stock Option Agreement, dated September 22, 1988, between the Company and Randall A. Ezell(2).................
10.8       --  Contract for Sale and Purchase, dated December 8, 1989, between the Company and Hanover Properties, Inc.(2).........
10.9       --  Letter Agreement, dated March 15, 1990, among J. Hal
               Roberts, Jr., Port St. Lucie National Bank Holding Corp. and
               Port St. Lucie National Bank(2).............................
10.10      --  Law and Finance Building Lease, dated May 1, 1991, between
               Law and Finance Building, Inc., and Port St. Lucie National
               Bank(3).....................................................
10.11      --  Law and Finance Building Lease, dated December 17, 1992, between Law and Finance Building, Inc. and Port St. Lucie
               National Bank(4)............................................
10.12      --  Employment Agreement, dated February 18, 1993, between J.
               Hal Roberts, Jr. and Port St. Lucie National Bank(4)........
10.13      --  Port St. Lucie National Bank Deferred Compensation
               Plan(4).....................................................
10.14      --  Employment Agreement dated February 4, 1994, between J. Hal
               Roberts, Jr. and Port St. Lucie National Bank(5)............
10.15      --  Port St. Lucie National Bank Deferred Compensation Plan as
               amended June 17, 1993(5)....................................
10.16      --  Renar Centre building lease, dated June 10, 1994, between
               Renar Development Company and Port St. Lucie National
               Bank(6).....................................................
10.17      --  Renar Centre building lease, dated November 1, 1994, between
               Renar Development Company and Port St. Lucie National
               Bank(6).....................................................
10.18      --  Employment Agreement, dated February 16, 1995, between J.
               Hal Roberts, Jr. and Port St. Lucie National Bank(6)........
10.19      --  Employment Agreement, dated January 18, 1996, J. Hal
               Roberts, Jr. and Port St. Lucie National Bank(7)............
10.20      --  Renar Centre building lease, dated February 8, 1996, between
               Port St. Lucie National Bank and Renar Development
               Company.....................................................
21         --  Subsidiaries of the registrant..............................
23         --  Consent of KPMG Peat Marwick LLP............................
27         --  Financial Data Schedule.....................................

---------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form S-18 (File No. 33-22692-A).
(2) Incorporated by reference to the exhibits filed with the Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-18514).
(3) Incorporated by reference to the exhibits filed with the Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-18514).
(4) Incorporated by reference to the exhibits filed with the Form 10-KSB for the fiscal year ended December 31, 1992 (Commission File No. 0-18514).
(5) Incorporated by reference to the exhibits filed with the Form 10-KSB for the fiscal year ended December 31, 1993 (Commission File No. 0-18514).
(6) Incorporated by reference to the exhibits filed with the form 10-KSB for the fiscal year ended December 31, 1994 (Commission File No. 0-18514).
(7) Incorporated by reference to the exhibits filed with the form 10-KSB for the fiscal year ended December 31, 1995 (Commission File No. 0-18514).