Form 10QSB
period 1997-03-31
PORT ST LUCIE NATIONAL BANK HOLDING CORP
filed 1997-05-15
CIK 835411

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1997

                      Commission File Number 0-18514


                PORT ST. LUCIE NATIONAL BANK HOLDING CORP.
      A Florida Corporation - I.R.S. Employer Identification No. 65-0051022


                       1100 SW St. Lucie West Blvd.
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

                     Yes      X        No


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997:

              Common Stock,  $.01 par value -- 744,655 shares

              Transitional Small Business Disclosure Format:

                    Yes                No      X

          PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES



                                     INDEX

                                                              PAGE
                                                              NUMBER



Part I:   Financial Information


Item 1:   Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996                                       3

     Condensed Consolidated Statements of Earnings for the three months ended
          March 31, 1997 and 1996                                     4

     Condensed Consolidated Statements of Shareholders' Equity for the three
          months ended March 31, 1997 and 1996                        5

     Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996                               6

     Notes to Condensed Consolidated Financial Statements             7-10


Item 2:   Management's Discussion and Analysis or Plan of Operation   11-18


Part II:  Other Information

Item 6:   Exhibits and Reports on Form 8-K                            19

          Item 27:  Financial Data Schedule

Signatures                                                            20

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                 (Dollars in Thousands, except for share data)
                                                   March 31,
                                                     1997         December 31,
                                                  (unaudited)         1996
Assets
  Cash and due from banks                          $   5,753          5,018
  Federal Funds Sold                                  12,750          4,400
  Securities available for sale                       12,386         10,757
  Loans held for sale, net of deferred loan
    origination fees (estimated market values
    of $2,408 and $3,613, respectively)                2,361          3,556
  Securities held to maturity (estimated market
    values of $3,703 and $3,633, respectively)         3,701          3,612
  Loans                                               94,257        101,270
  Less:  Allowance for loan losses                    (1,419)        (1,371)
    Net deferred loan origination fees and costs         (73)           (99)
         Net loans                                    92,765         99,800
  Other real estate owned                                 63             53
  Premises and equipment, net                          1,125          1,103
  Other assets                                         1,811          1,794
             Total assets                          $ 132,715        130,093

Liabilities and Shareholders' Equity
  Liabilities:
    Deposits:
      Noninterest bearing demand                   $  18,882         19,582
      Interest bearing:
          Demand                                      11,453         13,149
          Money market                                 5,778          5,673
          Savings                                     26,792         25,221
          Time                                        57,878         55,111
             Total deposits                          120,783        118,736
    Other liabilities                                  1,380          1,131
             Total liabilities                       122,163        119,867

  Shareholders' equity:
    Common stock, $.01 par value, authorized
      10,000,000 shares; issued and outstanding
      744,655 and 742,840, respectively                    7              7
    Additional paid-in capital                         8,417          8,401
    Retained earnings                                  2,295          1,970
    Unrealized losses on securities available
      for sale, net                                     (167)          (152)
             Total shareholders' equity               10,552         10,226
             Total liabilities and shareholders'
               equity                              $ 132,715        130,093

See accompanying notes to condensed consolidated financial statements

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                  (Amount in Thousands, except for share data)
                                              Three Months Ended
                                           March 31,       March 31,
                                             1997            1996
                                          (unaudited)    (unaudited)
Interest income:
  Loans, including fees:
    Taxable loans                           $  2,162        1,687
  Loans held for sale                             46           89
  Securities held to maturity:
    Taxable                                       11            9
    Tax-exempt                                    36           40
  Securities available for sale                  190          232
  Federal funds sold                              84           43
         Total interest income                 2,529        2,100
Interest expense:
  Deposits                                     1,179          982
          Total interest expense               1,179          982
          Net interest income                  1,350        1,118

Provision for loan losses                         66           33
          Net interest income after
         provision for loan losses             1,284        1,085
Noninterest income:
  Service charge on deposit accounts             161          138
  Gain on sale of loans held for sale            122          168
  Loss on sale of other real estate owned         (1)         ---
  Gain on sale of securities available
      for sale                                    ---           1
  Other fees for customer services                89          115
          Total noninterest income               371          422
Noninterest expense:
  Compensation and employee benefits             553          499
  Occupancy                                       96           86
  Furniture and equipment                         73           61
  Other                                          441          345
          Total noninterest expense            1,163          991
Net income before income taxes                   492          516
Income tax expense                               167          178
Net income                                   $   325          338

Net income per common and common
 equivalent share:
  Primary                                       0.37         0.40
  Fully diluted                                 0.37         0.39
Average common and equivalent shares
 outstanding:
  Primary                                        869          855
  Fully diluted                                  869          859

See accompanying notes to condensed consolidated financial statements

          Port St. Lucie National Bank Holding Corp. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                             (Amounts in Thousands)

                                                                          Unrealized
                                                                         gains (losses)
                                 Common Stock    Additional               on Securities      Total
                                                  Paid-in      Retained    Available      Shareholders'
                                Shares  Amount    Capital      Earnings   for Sale,net       Equity

Balance at December 31, 1996      743     $7       8,401         1,970        (152)          10,226

Change in unrealized losses on
 securities available for sale,
 net of tax effect                ---     ---       ---           ---          (15)             (15)

Stock issue, options and
 warrants                           2     ---         16          ---          ---                16

Net income                        ---     ---       ---            325         ---               325

Balance at March 31, 1997
  (unaudited)                     745     $7       8,417         2,295         (167)          10,552




Balance at December 31, 1995      672     $7       7,027         2,084         (163)           8,955

Change in unrealized losses on
 securities available for sale,
 net of tax effect               ---      ---       ---           ---             3                3

10% Common Stock Dividend          67     ---      1,410        (1,412)         ---               (2)

Net income                       ---      ---       ---            338          ---              338

Balance at March 31, 1996
 (unaudited)                      739     $7       8,437         1,010         (160)           9,294













See accompanying notes to condensed consolidated financial statements

         Port St. Lucie National Bank Holding Corp. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                                           Three Months Ended
                                                         March 31,    March 31,
                                                           1997          1996
                                                       (unaudited)   (unaudited)
Cash flow from operating activities:
  Net income                                               325           338
    Adjustments to reconcile net income to net cash
     used by operating activities:
        Provision for loan losses                           66            33
        Depreciation                                        65            56
        Deferred loan origination fees and costs,
          net of amortization                              (26)           (5)
        Purchase of loans held for sale                 (8,808)      (11,770)
        Origination of loans held for sale              (6,390)      (11,763)
        Proceeds from the sale of loans held for sale   21,237        22,632
        Increase in other assets                           (17)          (86)
        Increase in other liabilities                      230           151
          Net cash (used by) provided by operating
            activities                                   6,682          (414)
Cash flow from investing activities:
    Purchase of securities held to maturity                (89)          (89)
    Purchase of securities available for sale           (2,000)         ----
    Proceeds from maturities of securities available
      for sale                                             345         1,455
    Proceeds from sale of securities available
      for sale                                            ----         2,000
    Loans originated, net of repayments                  2,142        (5,828)
    Proceeds from sale of other real estate owned           29          ----
    Purchase of premises and equipment                     (87)           (7)
          Net cash (used by) provided by investing
            activities                                     340        (2,469)
Cash flow from financing activities:
    Net increase in deposit accounts                     2,047         2,310
    Issuance of common stock                                16          ----
    Cash Dividends paid                                    ---            (2)
          Net cash provided by financing activities      2,063         2,308
          Net increase (decrease) in cash and cash
            equivalents                                  9,085          (575)
Cash and cash equivalents at beginning of period         9,418         8,251
Cash and cash equivalents at end of period            $ 18,503         7,676
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                          $  1,266         1,035
    Income taxes                                           215           193
  Noncash investment and financing activities:
    Decrease (increase) in unrealized loss on
      securities available for sale                        (15)            3
    Reclassification of loans to other real estate
      owned                                                 27          ----
    Reclassification of loans to loans held for sale     4,844          ----


See accompanying notes to condensed consolidated financial statements

(1) GENERAL

     The unaudited condensed consolidated interim financial statements for Port St. Lucie National Bank Holding Corp. (the "Company") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the results of operations, cash flows and financial position for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's annual report and Form 10-KSB for the year ended December 31, 1996.

(2) SECURITIES HELD TO MATURITY

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities held to maturity follows:

                                                     March 31, 1997
                                               Gross        Gross      Estimated
                               Amortized    Unrealized    Unrealized    Market
                                  Cost        Gains         Losses      Value

Municipal securities              2,970         13             11         2,972
   Total debt securities          2,970         13             11         2,972
Federal Home Loan Bank
 stock                              581        ---            ---           581
Federal Reserve stock               150        ---            ---           150
   Total                       $  3,701         13             11         3,703

                                                   December 31, 1996
                                               Gross        Gross      Estimated
                               Amortized    Unrealized    Unrealized    Market
                                  Cost        Gains         Losses      Value

Municipal securities              2,971         25             4          2,992
   Total debt securities          2,971         25             4          2,992
Federal Home Loan Bank
 stock                              491        ---           ---            491
Federal Reserve stock               150        ---           ---            150
   Total                       $  3,612         25             4          3,633

     The amortized cost and estimated market value of debt securities held to maturity at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Estimated
                                              Amortized        Market
                                                 Cost           Value

          Due within one year                   $  220           221
          Due after one year through
            five years                           1,710         1,713
          Due after five years through
            ten years                              805           798
          Due after ten years                      235           240
               Total debt securities          $  2,970         2,972

     At March 31, 1997 and December 31, 1996, securities held to maturity with an amortized cost of $2,850 and $2,851, respectively, and a market value of $2,851 and $2,871, respectively, were pledged as collateral for municipal deposits. Port St. Lucie National Bank's (the "Bank") pledging requirement on average municipal deposits up to the Bank's capital position ($9,999 as of March 31, 1997) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(3) SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated market values of securities available for sale follows:

                                                 March 31, 1997
                                               Gross        Gross      Estimated
                                Amortized    Unrealized  Unrealized     Market
                                   Cost        Gains        Losses      Value

U.S. Treasury securities        $  2,012       ---            14          1,998
Securities of other U.S.
  Government Agencies              1,908       ---            33          1,875
Mortgage backed securities         2,304        14            23          2,295
Collateralized mortgage
  obligations                      2,770        18            41          2,747
Real estate mortgage invest-
  ment conduits                    3,662       ---           191          3,471

      Total                     $ 12,656        32           302        12,386

                                               December 31, 1996
                                              Gross         Gross     Estimated
                              Amortized    Unrealized     Unrealized    Market
                                 Cost        Gains          Losses      Value

Securities of other U.S.
  Government Agencies          $ 1,908        ---             14          1,894
Mortgage backed securities       2,421        15               7          2,429
Collateralized mortgage
  obligations                    2,864        18              52          2,830
Real estate mortgage invest-
  ment conduits                  3,808        ---            204          3,604

     Total                    $ 11,001        33             277         10,757

     The amortized cost and estimated market value of securities available for sale at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Estimated
                                                Amortized      Market
                                                  Cost          Value

          Due after one year through
            five years                          $  3,920         3,873
                                                   3,920         3,873
          Mortgage backed securities               8,736         8,513

            Total                               $ 12,656        12,386

     During the three months ended March 31, 1997, there were no sales of securities available for sale.

     At March 31, 1997 and December 31, 1996, securities available for sale with an amortized cost of $3,614 and $4,189, respectively, and a market value of $3,580 and $4,175, respectively, were pledged as collateral for municipal deposits. The Bank's pledging requirement on average municipal deposits up to the Bank's capital position ($9,999 as of March 31, 1997) was 50%. On the aggregate balance in excess of the Bank's capital position, the State's pledge requirement is 125%.

(4) LOANS

     An analysis of loans follows:

                                              March 31,    December 31,
                                                1997          1996
          Real Estate:
            Construction                     $  5,115         6,579
            Loans on primary residences        45,564        49,228
            Other                              17,927        17,768
          Commercial                           11,055        12,602
          Loans to individuals:
            Installment                        13,857        14,299
            Other personal and business
              loans                               739           794
               Total                        $  94,257       101,270

     At March 31, 1997, real estate-construction loans were comprised of $3,405 in single family residential loans and $1,710 in commercial real estate loans. As of December 31, 1996, real estate-construction loans were comprised of $4,605 in single family residential loans and $1,974 in commercial real estate loans.

     At March 31, 1997 and December 31, 1996, loans to directors, executive officers, and principal shareholders aggregated $1,075 and $1,320, respectively. Total unfunded commitments to this group at March 31, 1997 and December 31, 1996 aggregated $1,020 and $679, respectively.

(5) OTHER REAL ESTATE OWNED

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

     Changes in Other Real Estate Owned:

                                               Three months
                                                  ended         Year ended
                                                 March 31,     December 31,
                                                   1997           1996

          Beginning balance                       $   53           ---
          Foreclosure                                ---            29
          Deed in lieu of foreclosure                 39            24
          Sales                                      (29)          ---
          Ending balance                          $   63            53

OVERVIEW

     Port St. Lucie National Bank Holding Corp.'s (the "Company") total assets at March 31, 1997 were $132,715, an increase of $2,622 or 2.0% over December 31, 1996. Net income for the three months ended March 31, 1997 was $325 as compared to $338 for the three months ended March 31, 1996. Earnings for the three months ended March 31, 1997 represent $0.44 per share as compared to $0.46 for the three months ended March 31, 1996.

     On February 19, 1997, Seacoast Banking Corporation of Florida ("Seacoast") and the Company entered into a definitive agreement to merge the two companies. The agreement calls for the exchange of 900,000 shares of Seacoast Class A common stock for the stock of the Company and all outstanding common stock warrants and options. The Seacoast headquarters and name would survive. The agreement is subject to regulatory approval and approval of the Company's shareholders on May 22, 1997 and Seacoast's shareholders on May 30, 1997. The merger is to be consummated as soon as practical on or after May 30, 1997 and no later than August 31, 1997. There are no assurances that the transaction will be consummated.


EARNINGS ANALYSIS

     NET INTEREST INCOME

     For the three months ended March 31, 1997, interest income totaled $2,529, an increase of $429 or 20.4% over the three months ended March 31, 1996. The primary reasons for the change in interest income is the increase of $18,478 or 17.3% in average earning assets as of March 31, 1997 as compared to March 31, 1996.
     Interest expense for the three months ended March 31, 1997 was $1,179, an increase of $197 or 20.1%. Total average deposit growth of $18,945 or 18.7% during the twelve months ended March 31, 1997 was the primary reason for the increase during the comparison periods. Net interest income for the three months ended March 31, 1997 was $1,350, an increase of $232 or 20.8% over the three months ended March 31, 1996.

     The net interest yield for the three months ended March 31, 1997 was 4.37%, an increase of 18 basis points over the three months ended March 31, 1996. The components of the net interest yield reflect an increase of 32 basis points in the yield on average earning assets with a 14 basis point increase in the interest
     expense to average earning assets.   The Bank was successful in
     changing the mix of earning assets by reducing lower yielding investment securities and replacing them with higher yielding loans.

     NONINTEREST INCOME

     Noninterest income was $371 for the three months ended March 31, 1997. This represents a $51 or 12.1% decrease over the three months ended March 31, 1996. The primary source of noninterest income during 1997 was service charges on deposit accounts.
     Service charges on deposit accounts totaled $161 for the three months ended March 31, 1997, an increase of $23 or 16.7% over the three months ended March 31, 1996. This increase can be attributed to service charge changes that were implemented in September of 1996.

     Gains on sale of loans held for sale totaled $122, a decrease of $46 or 27.4% over the three months ended March 31, 1996. These decreases are attributable to reduced sales of real estate in the local market in the first quarter of 1997 as compared to the first quarter of 1996. During the three months ended March 31, 1997, $21,237 of loans held for sale were sold. Spirit Mortgage Corp. originated $6,709 of the loans sold resulting in gains of $80, as compared to first quarter 1996 of $9,906 sold resulting in $158 in gains. These fixed rate residential loans were sold to various correspondents servicing released and without recourse. The Bank originated and sold $6,121 of loans without recourse to the Federal National Mortgage Association and other private investors resulting in $42 in gains. The Company intends to continue emphasizing this type of business; however, future volume will depend on the direction and stability of interest rates during the remainder of the year.

     Other fees for customer services was $89 for the three months ended March 31, 1997 as compared to $115 for the three months ended March 31, 1996. This represents a $26 or 22.6% decrease. The $26 decrease in the three month comparison period is primarily attributable to the decrease in fees associated with FHA loans purchased and sold, the recognition of fee income from the services provided by Spirit Mortgage Corp.

     NONINTEREST EXPENSE

     Noninterest expense for the three months ended March 31, 1997 was $1,163, an increase of $172 or 17.4% over the three months ended March 31, 1996. This increase is attributable to increased compensation expenses, occupancy, furniture and equipment expenses and other noninterest expenses. Compensation increases of $54 or 10.8% can be attributed to annual merit and promotional increases, Spirit Mortgage Corp. personnel expansion, education and insurance expense increases. Occupancy and furniture and equipment expenses increased $22 and can be attributed to additional space and equipment requirements for Spirit Mortgage Corp in late first quarter of 1996. The increase of $96 in other noninterest expenses can primarily be attributed to the expenses associated with the pending merger. The Company has also incurred additional professional fee expenses in addition to higher levels of printing, postage and advertising expenses.

     INCOME TAXES

     The net income of $492 before income taxes for the three months ended March 31, 1997, reflects a decrease of $24 or 4.7% over the three months ended March 31, 1996. The resulting income tax expense of $167 for the three month period is a decrease of $11 over the three months ended March 31, 1996. Income tax expense decreased primarily as a result of the decrease in income before income taxes.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity and interest rate sensitivity positions are regularly examined and evaluated by management in conjunction with market interest rates, balance sheet composition and funding source requirements. While a balanced interest rate sensitivity position has been and continues to be maintained, a shift in balance sheet composition had the impact of improving net interest income growth in 1996. Management will continue its efforts to maintain a balanced interest rate sensitivity position and will monitor loan demand and deposit growth in order to influence the changes in balance sheet composition necessary to maximize net interest income growth under prevailing conditions.

     For financial institutions, liquidity represents the ability of the institution to meet both loans and other commitments as well as depositor withdrawals. Loan demand did not keep pace with loan payments and payoffs in the first quarter 1997. Combined with deposit growth of $2,047 and a loan sale of $4,844, liquidity improved in the first quarter of 1997. Loan demand is anticipated to improve during the remainder of 1997 and this improvement in liquidity will help fund future growth.

     At March 31, 1997, the Company had potential funding needs of $11,959 in outstanding loan commitments and $122 in standby letters of credit. In addition, volatile deposits consisted of $10,482 in time deposits of $100 or more and $3,732 in municipal deposits. Since a portion of these municipal deposits are not subject to maturity, the duration of these balance levels is not precisely known. The municipal deposits also require the pledge of qualified investment securities to the State of Florida in accordance with the Florida Security for Public Deposit Act. Based on the prior month's daily average balance of municipal deposits, a 50% pledge level is required up to the Bank's capital position and a 125% pledge level is required on balances in excess of the Bank's capital position.

     To provide funds for these potential liquidity needs, the Company maintained cash equivalents of $27,497 at March 31, 1997, consisting of loans held for sale of $2,361, federal funds sold of $12,750, and securities available for sale of $12,386. In addition, unfunded federal funds purchase commitments aggregating $4,000, and a $19,000 commitment from the Federal Home Loan Bank of Atlanta, are also available to meet potential liquidity needs. In the opinion of management, the Company maintains liquidity levels adequate to meet its potential funding demands.

EARNING ASSETS AND FUNDING SOURCES

     At March 31, 1997, earning asset categories totaled $123,963 and comprised 93.4% of total assets. Loans held for sale of $2,361 or 1.9%, investment securities held to maturity of $3,701 or 3.0%, investment securities available for sale of $12,386 or 10.0%, federal funds sold of $12,750 or 10.3% and net loans of $92,765 or 74.8% make up all earning assets. Deposits, the primary source of funds, totaled $120,783 at March 31, 1997, of which $18,882 or 15.6% was in noninterest bearing demand deposits and $101,901 or 84.4% of total deposits was in interest bearing deposits.

     LOANS

     Total loans at March 31, 1997, were $94,257, a decrease of $7,013
     or 6.9% over December 31, 1996.   From December 31, 1996 to March
     31, 1997, outstanding balances on other real estate lending aggregated a $159 or 0.9% increase, other personal and business loans decreased $55 or 6.9%, installment loans decreased $442 or 3.1%, real estate construction loans decreased by $1,464 or 22.3%, commercial loans decreased $1,547 or 12.3% and loans on primary residences decreased $3,664 or 7.4%. The largest decline in the loan portfolio during the three month period was in real estate loan category, primarily made up of adjustable rate residential real estate loans. The decrease is primarily attributable to a loan sale of those adjustable rate loans late in the first quarter of 1997 totaling $4,844. Commercial loans declined due to seasonal repayments on lines of credit. Real estate construction loans declined due to an increase amount of conversion to permanent financing. The slow down in real estate demand did not allow replacement volume to keep pace with the payoffs and conversion to permanent financing.

     The Company does not engage in any speculative real estate lending or real estate development lending. The real estate loans are predominately made on owner occupied properties with established cash flows.

     SECURITIES

     At March 31, 1997, total securities held to maturity were $3,701, an increase of $89 or 2.5% over December 31, 1996. The change is attributable to an increase in Federal Home Loan Bank Stock of $90, offset by a $1 decrease associated with the premium amortization of the existing portfolio.

     The securities held to maturity had gross unrealized gains of $13 as of March 31, 1997 and $25 as of December 31, 1996. The gross unrealized losses in the portfolio of securities held to maturity as of March 31, 1997 were $11 and as of December 31, 1995 were $4.

     At March 31, 1997, securities available for sale were $12,386, an increase of $1,629 or 15.1% over December 31, 1996. The components of the change were an increase in U.S. Treasury securities of $2,012 and a decrease in mortgage backed securities of $357 or 3.9%. These changes in the securities portfolio and the increase of $26 in net unrealized losses ($15 net of tax effect) resulted in the $1,629 decrease in total securities available for sale. The increase in the available for sale securities portfolio is due to the purchaseof higher yielding investment securities with overnight investment funds.

     At December 31, 1996, the available for sale portfolio included $244 of net unrealized losses which resulted in an after tax deduction of shareholders' equity by $152 as compared to the $270 of net unrealized losses at March 31, 1997 which resulted in an after tax adjustment decreasing shareholders' equity by $167.

     FUNDING SOURCES

     Deposits at March 31, 1997 were $120,783, an increase of $2,047 or 1.7% from December 31, 1996. The components of this change were a $2,767 or 5.0% increase in time deposits, a $1,571 or 6.2% increase in savings deposits, a $105 or 1.9% increase in money market deposits, a $700 or 3.6% decrease in noninterest bearing demand deposits and a $1,696 or 12.9% decrease in interest bearing demand deposits,. The decrease in interest bearing demand deposits is primarily due to the reduction in a temporary municipal fund account. The decrease in non-interest bearing demand deposits reflects seasonal activity. The remaining deposit growth during the three months ended March 31, 1997 can be attributed to the Company's market acceptance and its ability to respond to market needs with new products.

     The Company also continues to utilize federal fund purchase lines and advances through the Federal Home Loan Bank ("FHLB") to accommodate temporary timing differences between earning asset growth and deposit growth. At March 31, 1997, there were no outstanding balances under federal funds purchase lines or FHLB advance agreements.

ASSET QUALITY

     The allowance for loan losses as of March 31, 1997 was $1,419 or 1.51% of loans outstanding as compared to $1,371 or 1.35% at December 31, 1996. This is a net increase of $48 or 3.5% over
     March 31, 1996.   The increase in the allowance for loan losses was
     due to a low net charge off amount of $18 in relation to the provision charged to expense. The increase in allowance compared to loans outstanding from 1.35% to 1.51% reflects a lower amount of loans outstanding at March 31, 1997 as compared to December 31, 1996. Management recognized that rapid growth in consumer and commercial loans over the past two years coupled with recent economic trends increase the risk profile of the loan portfolio.
     As a result, the allowance for loan losses was increased in 1996 with this trend continuing in the first quarter of 1997.

     A reconciliation of the allowance for loan losses follows:

                                         Three Months Ended
                                      March 31,   December 31,
                                        1997          1996

  Beginning Balance                    $ 1,371        827
  Provision charged to
    expense                                 66        640
  Loans charged-off                        (59)      (143)
  Recoveries                                41         47
       Ending Balance                  $ 1,419      1,371

  Allowance for loan losses
    as a percent of ending
    loans                                1.51%      1.35%

  NONPERFORMING LOANS

  Loans are placed on a nonaccrual status when they become 90 days past due unless determined to be both adequately collateralized and actively in the process of collection or when they are classified as doubtful. When full collection of principal becomes doubtful, the uncollectible portion of the loan is charged-off.

  As of March 31, 1997, the Company had two loans totaling $4 past due 90 days or more and on accrual, 27 loans in the amount of $870 on nonaccrual and $63 in other real estate owned. Of these loans, $699 were also included in the potential problem loans classified as substandard. As of December 31, 1996, the Company had three loans totaling $8 past due 90 days or more and on accrual, 28 loans on nonaccrual in the amount of $764 and $53 in other real estate owned. Of these loans, $406 were also included in the potential problem loans classified as substandard.

                                        March 31,      December 31,
                                          1997             1996

  Loans past due 90 days or
   more                                   $  4               8
  Nonaccrual loans                         870             764
  Other real estate owned                   63              53

  Nonperforming assets as a
   percent of ending loans
   and other real estate owned            0.99%            0.81

  Interest would have been recorded for all nonperforming loans in the amount of $15 and $33 during the three months ended March 31, 1997 and 1996, respectively, if these loans had been current in accordance with their original terms.

  OTHER POTENTIAL PROBLEM LOANS

  Other potential problem loans include nonperforming loans and represent those loans where information about possible credit problems of borrowers has caused management to have serious doubts about the borrowers' ability to comply with present repayment terms. The Company follows a loan review program to evaluate the credit risk in its loan portfolio. Through the loan review process, the Company maintains a classified account list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, that may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. At March 31,

  1997, potential problem loans classified as substandard were $1,417 compared to $1,037 at year end 1996. Three loans totaling $61 were classified as doubtful at March 31, 1997 as compared to one loan that totaled $11 at year end 1996. Classified loans in the aggregate increased by $430 at March 31, 1997 from year end 1996. The increase in those loans classified as doubtful and substandard was primarily due to increases in real estate loan deliquencies and
  consumer and commercial loan growth.   Loans continue to migrate
  into and from these categories due to financial deterioration or strengthening.

  Management is unaware of any loans other than those noted above which are classified for regulatory purposes that represent or result from trends or uncertainties that will materially impact future operating results, liquidity, or capital resources.


CAPITAL RESOURCES (Share information not in thousands)

  Total shareholders' equity at March 31, 1997 was $10,552, an increase of $326 or 3.2% from December 31, 1996. Net income for the three months ended March 31, 1997 of $325 and the increase of $15 in after tax unrealized losses on the available for sale investment securities portfolio in accordance with FAS No. 115 primarily make up the increase in shareholders' equity. During the three months ended March 31, 1997, there were 1,815 options exercised resulting in a $16 increase in capital.

  The Bank is subject to various regulatory capital requirements administrated by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 1996, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events that notification that Management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios are shown in the following table. Consolidated capital ratios are in excess of the Bank's capital ratios.

BANK ONLY

                                                                      To be Well
                                                   For Capital       Capitalized
                                                                         under
                                                    Adequacy            Prompt
                                                                      corrective
                                 Actual             Purposes           Capital
                                                                      Provisions
                             Amount   Ratio     Amount   Ratio    Amount   Ratio
As of March 31, 1997
Total Capital (to risk-
  weighted assets)          $11,193   13.64%    $6,566   8.00%    $8,207  10.00%
Tier I capital (to risk-
  weighted assets)           10,167   12.39      3,283   4.00      4,924   6.00
Tier I capital (to
  average assets)            10,167    7.70      5,284   4.00      6,605   5.00

As of December 31, 1996
Total Capital (to risk-
  weighted assets)          $10,849   12.74%    $6,814   8.00%    $8,517  10.00%
Tier I capital (to risk-
  weighted assets)            9,784   11.49      3,407   4.00      5,110   6.00
Tier I capital (to
  average assets)             9,784    7.98      4,903   4.00      6,129   5.00

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

PART II - OTHER INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits:

                 None

            (b)  Reports on Form 8-K:

            The merger agreement with Seacoast Banking Corp was reported on Form 8-K dated February 19, 1997.


            Item 27.  Financial Data Schedule

        PORT ST. LUCIE NATIONAL BANK HOLDING CORP. AND SUBSIDIARIES

                            S I G N A T U R E S



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 PORT ST. LUCIE NATIONAL BANK HOLDING CORP.


Date:May 14, 1997              By:  /s/ J. Hal Roberts, Jr.
                               J. Hal Roberts, Jr.
                               President/Chief Executive Officer


Date:May 14, 1997              By:  /s/ Randall A. Ezell
                               Randall A. Ezell
                               Senior Vice President
                               Chief Financial Officer